Form 10-Q
period 2014-06-30
Hoverink International Holdings Inc.
filed 2014-08-14
CIK 1586494

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2014

                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

       For the transition period from        to

       Commission file number 		000-55055


                    HOVERINK INTERNATIONAL HOLDINGS INC.
           (Exact name of registrant as specified in its charter)

                      SKY RUN ACQUISITION CORPORATION
           (Former name of registrant as specified in its charter)


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


     Class                                   Outstanding at
                                              June 30, 2014

Common Stock, par value $0.0001               20,000,000

Documents incorporated by reference:            None

___________________________________________________________


                      FINANCIAL STATEMENTS


Condensed Balance Sheets as of June 30, 2014 (unaudited)
and December 31, 2013                                           1

Condensed Statements of Operations for the three and Six
Months Ended June 30, 2014 and for the Period from July 2,
2013 (Inception) to June 30, 2014 (unaudited)                   2

Condensed Statements of Cash Flows for the Six Months
Ended June 30, 2014 and for the Period from July 2, 2013
(Inception) to June 30, 2014 (unaudited)                        3

Condensed Statement of Changes in Stockholders' Equity          4

Notes to condensed Financial Statements (unaudited)             5-8

______________________________________________________________________

                    HOVERINK INTERNATIONAL HOLDINGS INC.
                        (A DEVELOPMENT STAGE COMPANY)
                          CONDENSED BALANCE SHEETS


  ASSETS
                                                    June 30,       December 31,
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

 LIABILITIES AND STOCKHOLDERS' EQUITY

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
    shares authorized; 20,000,000 shares issued
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
                                                  ============      ===========


   The accompanying notes are an integral part of these unaudited condensed financial statements

______________________________________________________________________

                    HOVERINK INTERNATIONAL HOLDINGS INC.
                        (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENT OF OPERATIONS
                               (unaudited)

                                                         For the periods
                         For the three   For the six     from July 2,
                         months ended    months ended    2013 to
                         June 30, 2014   June 30, 2014   June 30, 2014
                         -------------   -------------   -------------

Revenue                  $       -       $         -      $      -

Operating expenses               -               750          1,407

Income tax                       -                 -             -
                         -------------   -------------   -------------
Net loss                         -       $      (750)        (1,407)
                         ============   =============    =============
Loss per share -
   basic and diluted             -       $        (0)     $       (0)
                         =============   =============   ============

Weighted average shares-
   basic and diluted       20,000,000      20,000,000       20,000,000
                         =============    =============  ==============


The accompanying notes are an integral part of these unaudited condensed financial statements

                                           2

______________________________________________________________________
                    HOVERINK INTERNATIONAL HOLDINGS INC.
                       (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED STATEMENT OF CASH FLOWS
                                (unaudited)

                                                               For the
                                                             period from
                                          For the six       July 2, 2013
                                          months ended      (Inception) to
                                          June 30, 2014     June 30, 2014
                                          -------------     --------------
OPERATING ACTIVITIES

 Net loss                                  $      (750)      $   (1,407)
 Changes in Operating Assets and
         Liabilities

   Accrued Liabilities                             750            1,150
                                          -------------     --------------

   Net cash used in operating activities             0             (257)
                                          -------------     --------------
FINANCING ACTIVITIES

 Proceeds from issuance of common stock              0             2,000

 Proceeds from stockholders' additional
       paid-in capital                               0               257
                                          -------------     --------------
   Net cash provided by financing
       activities                                    0             2,257
                                          -------------     --------------
 Net increase in cash                                0             2,000

 Cash, beginning of period                        2,000                -
                                          =============     ==============
 Cash, end of period                      $       2,000            2,000
                                          =============     ==============


The accompanying notes are an integral part of these unaudited condensed financial statements

______________________________________________________________________
                     HOVERINK INTERNATIONAL HOLDINGS INC.
                       (A DEVELOPMENT STAGE COMPANY)
             CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                Deficit
                                                                Accumulated
                             Common Stock           Additional  During the    Total
                          -----------------------   Paid-In     Development   Stockholders'
                           Shares       Amount      Capital     Stage         Equity

Balance, July 2,
  2013 (Inception)             -        $     -     $    -      $      -      $     -

Issuance of common stock   20,000,000     2,000          -             -         2,000

Additional paid-in
  capital                      -              -         257             -          257

Net loss                       -              -          -          (657)         (657)
                          ==========    ========    =======     =========      =========
Balance,
 December 31, 2013        20,000,000    $ 2,000     $   257      $  (657)      $ 1,600

Net loss                       -              -          -          (750)         (750)
                          ----------     -------    -------      --------      ---------
Balance, June 30, 2014    20,000,000      2,000         257       (1,407)          850
   (unaudited)            ==========    ========    =======     =========      =========



 The accompanying notes are an integral part of these unaudited condensed financial statements

--------------------------------------------------------------------
                    HOVERINK INTERNATIONAL HOLDINGS INC.
                       (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (unaudited)

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

NATURE OF OPERATIONS

Hoverink International Holdings Inc. ("Hoverink" or "the Company") was incorporated on July 2, 2013 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with Hoverink. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company.
The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

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

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of June 30, 2014.


CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance
Corporation limit as of June 30, 2014.

______________________________________________________________________
                    HOVERINK INTERNATIONAL HOLDINGS INC.
                       (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (unaudited)

INCOME TAXES

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2014, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2014, there are no outstanding dilutive securities.

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

______________________________________________________________________
                    HOVERINK INTERNATIONAL HOLDINGS INC.
                       (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (unaudited)


NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses during the period ended June 30, 2014. The Company had working capital of $850 and an accumulated deficit of $1,407 as of June 30, 2014. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company's ability to do so. The unaudited condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Not Adopted

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company does not elect early adoption during the quarter ended June 30, 2014.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

______________________________________________________________________
                    HOVERINK INTERNATIONAL HOLDINGS INC.
                       (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (unaudited)


NOTE 4   STOCKHOLDER'S EQUITY

On July 9, 2013, the Company issued 20,000,000 common shares to two directors and officers for $2,000 in cash.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of June 30, 2014, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 5   SUBSEQUENT EVENT

In July, 2014, in expectation of a possible change in control, the Company changed its name. The Company has not effected any change of control and has not finalized any agreements therefore. At such time that it does effect a change in control, the Company will file a Form 8-K noticing such change.

______________________________________________________________________


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

      Hoverink International Holdings Inc. (formerly Sky Run Acquisiton Corporation) was incorporated on JulY 2, 2013 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

    Since inception HOverink has been in the developmental stage and its operations to date of the period covered by this report have been limited to issuing shares of common stock to its original shareholders and filing a registration statement on Form 10 on September 30, 2013 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock.

   Hoverink has no operations nor does it currently engage in any business activities generating revenues. Hoverink's principal business objective is to achieve a business combination with a target company.

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

     As of June 30, 2014, Hoverinkk had not generated revenues and had no income or cash flows from operations since inception. At June 30, 2014, the Company had sustained net loss of $750, and had a deficit accumulated during the development stage of $1,407.

    The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with the Company.

     Management will pay all expenses incurred by the Company until a change in control is effected. There is no expectation of repayment for such expenses.

     The president of the Company is the president, director and shareholder of Tiber Creek Corporation. Tiber Creek Corporation assists companies in becoming public reporting companies and with introductions to the financial community.

SUBSEQUENT EVENT

In July, 2014, in expectation of a possible change in control, the Company changed its name. The Company has not effected any change of control and has not finalized any agreements therefore. At such time that it does effect a change in control, the Company will file a Form 8-K noticing such change.



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

	                    HOVERINK INTERNATIONAL HOLDINGS INC.


                            By:   /s/ James M. Cassidy
                                  President, Chief Financial Officer

Dated:   August 14,  2014