Form 10-Q
period 2014-09-30
Hoverink International Holdings Inc.
filed 2014-11-19
CIK 1586494

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                      Outstanding at
                                              September 30, 2014

Common Stock, par value $0.0001               20,000,000

Documents incorporated by reference:            None

___________________________________________________________


                      FINANCIAL STATEMENTS


Condensed Financial Statements					1-3
Notes to condensed Financial Statements (unaudited)             4-7

______________________________________________________________________

                    HOVERINK INTERNATIONAL HOLDINGS INC.
                (formerly Sky Run Acquisition Corporation)
                          CONDENSED BALANCE SHEETS


  ASSETS
                                                September 30,       December 31,
						      2014             2013
                                                   ------------      ----------
                                                   (unaudited)       (audited)

  Current assets

    Cash                                         $     2,000        $    2,000
                                                  ------------      -----------
  Total assets                                   $     2,000        $    2,000
                                                  ============      ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY

     Accrued liabilities                         $     1,150        $      400
                                                  ------------      -----------

 Total liabilities                                     1,150               400
                                                  ------------      -----------
  Stockholders' equity
    Preferred stock, $0.0001 par value,
    20,000,000 shares authorized; none
    issued and outstanding                                  -                -

  Common stock, $0.0001 par value, 100,000,000
    shares authorized; 20,000,000 shares issued
    and outstanding                                     2,000            2,000

  Additional paid-in capital                              257              257

  Accumulated Deficit                                  (1,407)            (657)
                                                  ------------      -----------
  Total stockholders' equity                              850            1,600
                                                  ------------      -----------
  Total liabilities and stockholders'
      equity                                      $     2,000       $    2,000
                                                  ============      ===========


   The accompanying notes are an integral part of these unaudited condensed financial statements

______________________________________________________________________

                    HOVERINK INTERNATIONAL HOLDINGS INC.
               (formerly Sky Run Acquisition Corporation)
                     CONDENSED STATEMENTS OF OPERATIONS
                               (unaudited)

                                                            For the period
                             For the three   For the nine   from July 2,
                             months ended    months ended   2013 (Inception)
                             September 30,   September 30,  to Sepotember 30,
                             2014            2014           2013
                             -------------   -------------  ---------------

Revenue                      $       -       $         -         -

Operating expenses                   -               750        657

Income tax                           -                 -         -
                             -------------   -------------   -------------
Net loss                             -       $      (750)      (657)
                             =============   =============    ============
Loss per share -
   basic and diluted                 -       $        (0)        (0)
                             =============   =============    ============

Weighted average shares-
   basic and diluted           20,000,000      20,000,000      20,000,000
                             =============    =============    ===========


The accompanying notes are an integral part of these unaudited condensed financial statements

                                           2

______________________________________________________________________
                    HOVERINK INTERNATIONAL HOLDINGS INC.
               (formerly Sky Run Acquisition Corporation)
                     CONDENSED STATEMENT OF CASH FLOWS
                                (unaudited)

                                                            For the period
                                          For the nine     from July 2, 2013
                                          months ended       (Inception) to
                                       September 30, 2014   September30, 2013
                                          -------------     --------------
OPERATING ACTIVITIES

 Net loss                                  $      (750)      $    (657)
 Changes in Operating Assets and
         Liabilities

   Accrued Liabilities                             750             400
                                          -------------     --------------

   Net cash (used in) operating activities           0             (257)
                                          -------------     --------------
FINANCING ACTIVITIES

 Proceeds from issuance of common stock              0             2,000

 Proceeds from stockholders' additional
       paid-in capital                               0               257
                                          -------------     --------------
   Net cash provided by financing
       activities                                    0             2,257
                                          -------------     --------------
 Net increase in cash                                0             2,000

 Cash, beginning of period                        2,000                -
                                          =============     ==============
 Cash, end of period                      $       2,000            2,000
                                          =============     ==============


The accompanying notes are an integral part of these unaudited condensed financial statements

______________________________________________________________________

                    HOVERINK INTERNATIONAL HOLDINGS INC.
               (formerly Sky Run Acquisition Corporation)
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (unaudited)

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

NATURE OF OPERATIONS

Hoverink International Holdings Inc. ("Hoverink" or "the Company") was incorporated on July 2, 2013 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with Hoverink. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue
Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company.
The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934. The Company has selected December 31 as its fiscal year end.

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company's unauditedcondensed financial statements. Such unaudited condensed financial statements and accompanying notes are the representations of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying condensed financial statements. The Company has not earned any revenue from operations since inception. The Company adopted ASU 2014-10 during the quarter ended September 30, 2014 thereby no longer presenting or disclosing any information required by Topic 915. Please refer to Note 3.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of September 30, 2014 and December 31, 2013.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance
Corporation limit as of September 30, 2014.

______________________________________________________________________
                    HOVERINK INTERNATIONAL HOLDINGS INC.
               (formerly Sky Run Acquisition Corporation)
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (unaudited)

INCOME TAXES

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2014 and December 31, 2013, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2014, there are no outstanding dilutive securities.

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

______________________________________________________________________
                    HOVERINK INTERNATIONAL HOLDINGS INC.
               (formerly Sky Run Acquisition Corporation)
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (unaudited)


NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses during the period ended September 30, 2014. The Company had working capital of $850 and an accumulated deficit of $1,407 as of September 30, 2014. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements.
ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended September 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

______________________________________________________________________
                    HOVERINK INTERNATIONAL HOLDINGS INC.
               (formerly Sky Run Acquisition Corporation)
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (unaudited)


NOTE 4   STOCKHOLDER'S EQUITY

On July 9, 2013, the Company issued 20,000,000 common shares to two directors and officers for $2,000 in cash.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2014, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 5   CHANGE OF NAME

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

     As of September 30, 2014, Hoverink had not generated revenues and had no income or cash flows from operations since inception. At September 30, 2014, the Company had sustained net loss of $750, and had a deficit accumulated during the development stage of $1,407.

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

	                    HOVERINK INTERNATIONAL HOLDINGS INC.


                            By:   /s/ James M. Cassidy
                                  President, Chief Financial Officer

Dated:   November 18,  2014