Form 10-K
period 2014-12-31
Hoverink International Holdings Inc.
filed 2015-04-13
CIK 1586494

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-K
(Mark One)

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2014


[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from          to

                   Commission file number 000-55055

                    HOVERINK INTERNATIONAL HOLDINGS INC.
           (Exact name of registrant as specified in its charter)


         (Formerly name of registrant as specified in its charter)
            Delaware                           46-3590875
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)

                    11601 Wilshire Boulevard, Suite 2200
                       Los Angeles, California 90025
        (Address of principal executive offices)  (zip code)


Registrant's telephone number, including area code:    866-755-5994

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

							    $ 0

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

       Class                                  Outstanding at
                                               April 1, 2015

Common Stock, par value $0.0001                 20,000,000

Documents incorporated by reference:            None


                               PART I

Item 1.  Business


      Hoverink International (formerly Sky Run Acquisition Corporation) ("Hoverink" or the "Company") was incorporated on July 2, 2013 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

     In addition to a change in control of its management and shareholders, the Company's operations as of the date covered by this report have been limited to issuing shares and filing a registration statement on Form 10 pursuant to the Securities Exchange Act of 1934. The Company was formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

     On September 30, 2013, the Company registered its common stock on a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof which became automatically effective 60 days thereafter.

    The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports Form 10-K.

     The Company has no employees and only one director who also serves as the Company's sole officer.

     The Company has entered into an agreement with Tiber Creek Corporation of which the former president of the Company is the president and controlling shareholder. Tiber Creek Corporation assists companies to become public reporting companies and for the preparation and filing of a registration statement pursuant to the Securities Act of 1933, and the introduction to brokers and market makers.

   The Company anticipates that it will develop its business with a combination with Hoverink, Inc, a private company which is developing a family entertainment and fun recreation center consisting of a "hover flight" rink. whereby the participant dons special shoes which are attached to a hover board. The hover board then elevates to approximately 4 to 19 inches and provides a controlled hover board flight in a designated hover lane. The Hoverink Control Tower monitors, measures and otherwise controls the hover flight. Participants are required to participate in the flight school which consists of three 15 minute training sessions in hover board flight including use of the rafting agent who assists the hover board participant into the hover board lane. No agreement has yet been entered into between the company and Hoverink, Inc.

     If and when the Company chooses to enter into a business combination or enter into other significant agreements or associations, it will a Form 8-K. The Company anticipates that it may also file a registration statement after such business transaction is effected. such transaction will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. The Company may wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

     As of December 31, 2014, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2014, the Company had sustained a net loss of $750.

     Tiber Creek Corporation paid, without expectation of repayment, all expenses incurred by the Company until the change in control at which time new management of the Company undertook payment of such expenses. Because of the absence of any on-going operations, these expenses are anticipated to be relatively low.

     The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for a business combination that would provide a basis of possible operations.

      There is no assurance that the Company will ever be profitable.

SUBSEQUENT EVENT

     On February 15, 2015, the Company effected the following events:

	Redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of outstanding stock at a redemption price of par.

    James Cassidy and James McKillop, both directors of the Company and the then president and vice president, respectively, resigned such directorships and all offices of the Company. Messrs. Cassidy and McKillop each beneficially retain 250,000 shares of the Company's common stock.

   On February 15, 2015, the following persons were named as directors of the Company:

             Debbie Mae Carter
             Cyrus Sajna
             Davidra Nicole Sajna

	Debbie Mae Carter was named Chief Executive Officer, Treasurer and Secretary of the Company and serves as the sole officer of the Company.

	The Company issued an aggregate of 13,372,000 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 at par represeneting 96.3% of the total outstanding 13,872,000 shares of common stock.

     The Company filed a Form 8-K noticing the change of control.


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

     Since inception, the Company has sold securities which were not registered as follows:

                                            NUMBER OF
DATE                     NAME               SHARES

July 9, 2013		James Cassidy (1)   10,000,000
                                              (9,750,000 redeemded)

July 9, 2013	        James McKillop      10,000,000
                                              (9,750,000 redeemded)

February 16, 2015	Investors	    13,372,000

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


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


   the Company has no operations nor does it currently engage in any business activities generating revenues. The Company's principal business objective is to achieve a business combination with a target company.

     As of December 31, 2014, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2014, the Company had sustained a net loss of $750.

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

     Tiber Creek Corporation paid, without expectation of repayment, all expenses incurred by the Company until the change in control at which time new management of the Company undertook payment of such expenses. Because of the absence of any on-going operations, these expenses are anticipated to be relatively low.

     The Company has entered into an agreement with Tiber Creek Corporation of which the former president of the Company is the president and controlling shareholder. Tiber Creek Corporation assists companies to become public reporting companies and for the preparation and filing of a registration statement pursuant to the Securities Act of 1933, and the introduction to brokers and market makers.

   The Company anticipates that it will develop its business with a combination with Hoverink, Inc, a private company which is developing a family entertainment and fun recreation center consisting of a "hover flight" rink. whereby the participant dons special shoes which are attached to a hover board. The hover board then elevates to approximately 4 to 19 inches and provides a controlled hover board flight in a designated hover lane. The Hoverink Control Tower monitors, measures and otherwise controls the hover flight. Participants are required to participate in the flight school which consists of three 15 minute training sessions in hover board flight including use of the rafting agent who assists the hover board participant into the hover board lane. No agreement has yet been entered into between the company and Hoverink, Inc.

SUBSEQUENT EVENT

     On February 15, 2015, the Company effected the following events:

	Redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of outstanding stock at a redemption price of par.

    James Cassidy and James McKillop, both directors of the Company and the then president and vice president, respectively, resigned such directorships and all offices of the Company. Messrs. Cassidy and McKillop each beneficially retain 250,000 shares of the Company's common stock.

   On February 15, 2015, the following persons were named as directors of the Company:

             Debbie Mae Carter
             Cyrus Sajna
             Davidra Nicole Sajna

	Debbie Mae Carter was named Chief Executive Officer, Treasurer and Secretary of the Company and serves as the sole officer of the Company.

	The Company issued an aggregate of 13,372,000 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 at par represeneting 96.3% of the total outstanding 13,872,000 shares of common stock.

     The Company filed a Form 8-K noticing the change of control.

 2014 Year-End Analysis

      The Company has received no income, has had no operations nor expenses, other than Delaware state fees and accounting fees as required for incorporation and for the preparation of the Company's financial statements.

Item 8.  Financial Statements and Supplementary Data

     The financial statements for the year ended December 31, 2014 are attached hereto.

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

Management's Report of Internal Control over Financial Reporting

     The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's officer, its president, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014, based on the criteria establish in Internal
Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2014, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

      Anton & Chia, LLP, the independent registered public accounting firm for the Company, has not issued an attestation report on the effectiveness of the Company's internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

      There were no changes in the Company's internal controls over financial reporting during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. Subsequent to the fourth quarter, the Company effected a change in control and new management is now responsible for the internal controls over financial reporting. However such reporting remains the responsibility of the Chief Financial and Chief Executive Officers who are the same person so the system has not in effect changed.

Item 9B.  Other information

      Not applicable.

                             PART III

Item 10.  Directors, Executive Officers, and Corporate Governance;


     The Directors and Officers of the Company are as follows:

      Name                    Positions and Offices Held
     -----------------        -----------
     Debbie Mae Carter	      CEO, CFO, secretary, director
     Cyrus Sajna	      Director
     Davidra Nicole Sajna     Director

Management of the Company

     The Company has no full time employees. Debbie Mae Carter is the sole officer and director of the Company.

     Set forth below are the names of the directors and officers of the Company, all positions and offices with the Company held, the period during which they have served as such, and the business experience during at least the last five years:

     Debbie Mae Carter serves as the Chief Executive Officer, Treasurer and a director of the Company. Ms. Carter currently works with Equinox Securities, an advisory firm founded in 2008, as an account manager. She holds the Series 7, the Series 63 and insurance licenses. She is also licensed with the NMLS as a mortgage banker and has a real estate license. Ms. Carter has experience in the financial services and investment bank industries. In the financial services industry, Ms. Carter has a strong focus on managing assets and raising capital with an emphasis on analysis and research and has advised and managed small businesses and taught financial continuing education classes at local universities. Ms. Carter has been a call in radio host on KRLD and WBAP in a financial advisor capacity and interviews frequently live on Daystar Television Network to discuss charitable gifting strategies and estate planning options. She has developed and presented numerous 60 to 90 second spots for Daystar Television Network on presenting charitable gifting strategies. Ms. Carter's current focus is assisting in generating monthly cash flow for clients through selling or writing options on stocks and indexes as well as helping to raise capital and to gather assets through estate planning techniques. Ms. Carter has a Bachelor of Science in Education with a minor in mathematics. In addition, Ms. Carter completed four years education at Westbrook University and two years internship to become a licensed Naturopathic Doctor. She is currently in her third year of to obtain her Juris doctor degree.

   Cyrus Sajna serves as a director of the Company and was founder of Hoverink, the private company. Mr. Sajna studied biology/premed at Chicago State University and attended trading seminars at the Chicago Mercantile Exchange where he learned to pit trade the S&P 500. Mr. Sajna began developing the private company, Hoverink, in 2008. Mr. Sajna is knowledgeable in the securities laws and regulations affecting a reporting company

   Davidra Nicole Sajna serves as a director of the Company. Ms. Sajna studied business management at Texas State University at San Marcos, Texas and received her Associates of Science Degree in Business Administration. Ms. Sajna has worked with Hoverink, the private company since its founding.

     There are no agreements or understandings for the above-named officers or directors to resign at the request of another person and the above-named officers and directors are not acting on behalf of nor will act at the direction of any other person.

Conflicts of Interest

    Cyrus Sajna serves as a director of the Company and was also the founder of the private company with which the Company anticipates it will effect a business transaction. Such a relationship may prevent the Company from effecting an arms-length transaction for any such possible business combination.

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


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters

     The following table sets forth, as of December 31, 2014, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the director and officer of the Company. The Company does not have any compensation plans and has not authorized any securities for future issuance. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

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
Directors as a Group (2 Persons)


Subsequent to the date covered by this Report, the security ownership of the Company of persons known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the director and officer of the Company is as follows:

        Debbie Mae Carter				2,640,000	19%
        Cyrus Sajna & Davidra Nicole Sajna Trust(1)	3,480,000	25%
	Davidra Nicole Sajna				2,840,000	20%
	Dr. Neil Gallagher				1,960,000	14%
	Victor Sapphire					  740,000	5.3%

	All Officers and directors
	as a group (3 persons)				8,960,000	64%

Based on 13,872,000 shares outstanding

(1) Davidra Sajna and Cyrus Sajna may be deemed the beneficial owners of these shares.

Item 13.  Certain Relationships and Related Transactions and
	  Director Independence

   For the period covered by this report the Company issued a total of 20,000,000 shares of common stock pursuant to Section 4(2) of the Securities Act at a discount of $2,000 of which 19,500,000 were redeemed. The Company issued an additional 13,372,000 subsequent to the period covered by this report.

    As the organizers and developers of the Company, James M. Cassidy and James McKillop may be considered promoters. Mr. Cassidy has provided services to the Company without charge consisting of preparing and filing the charter corporate documents and preparing this registration statement.

   The Company is not currently required to maintain an independent director as defined by Rule 4200 of the Nasdaq Capital Market nor does it anticipate that it will be applying for listing of its securities on an exchange in which an independent directorship is required.


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

                         December 31, 2014
                         -----------------

Audit-Related Fees          $ 750
                           ========

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

                 FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm	            1


Balance Sheets as of December 31, 2014                              2

Statements of Operations for the year ended December 31, 2014 and the period from July 2, 2013 (Inception) to
 December 31, 2013	                                            3

Statements of Changes in Stockholders' Deficit for the Period
 from July 2, 2013 (Inception) to December 31, 2014                 4

Statements of Cash Flows for the year ended December 31, 2014 and the period from July 2, 2013 (Inception) to
 December 31, 2013                                                   5

Notes to Financial Statements                                      6-8



ANTON & CHIA, LLP                             CERTIFIED PUBLIC ACCOUNTANTS

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Hoverink International HOldings Inc.:

We have audited the accompanying balance sheets of Hoverink International Holdings Inc. (the "Company") as of December 31, 2014 and 2013, and the related statements of op0erations, stockholders' deficit, and cash flows for the period from July 2, 2013 (Inception) through December 31, 2013 and for the year ended 2013. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audits of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the period from July 2, 2013 (Inception) through December 31, 2013 and for the year ended 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Anton & Chia LLP

Newport Beach, CA

March 30, 2015

--------------------------------------------------------------------

                   HOVERINK INTERNATIONAL HOLDINGS, INC.
                               BALANCE SHEETS


                       ASSETS
                                        December 31,      December 31,
                                           2014              2013
                                        -----------       ------------
  Current assets
    Cash                                $        0          $  2,000
                                        -----------       -----------
  Total assets                          $        0             2,000
                                        ===========       ==========

             LIABILITIES AND STOCKHOLDERS' DEFICIT

  Current liabilities
    Accrued liabilities     		$        0               400
                                        -----------       -----------
  Total liabilities                     $        0               400
                                        -----------       -----------

  Stockholders' Deficit
    Common Stock; $0.0001 par value,        2,000              2,000
    100,000,000 shares authorized;
    20,000,000 shares issued and
    outstanding

    Discount on Common Stock               (2,000)                -

    Additional paid-in capital              1,407                257

    Deficit                                (1,407)              (657)
                                        -----------       -----------
 Total stockholders' deficit                    0             1,600
                                        -----------       -----------
 Total Liabilities and
     stockholders' deficit             $        0           $  2,000
                                       ===========        ===========


 The accompanying notes are an integral part of these financial statements

                                     2

--------------------------------------------------------------------

                   HOVERINK INTERNATIONAL HOLDINGS, INC.
                         STATEMENTS OF OPERATIONS

                                     Year End          Year End
                                   December 31,      December 31,
                                       2014              2013
                                   -------------     -------------
    Revenue                        $       -          $     -

    Operating expenses                   750               657
                                   -------------     -------------
    Income tax expense                     -                -
                                   -------------     -------------
    Net loss                       $    (750)             (657)
                                   =============     =============

    Loss per share -
       basic and diluted           $     (0)                (0)
                                   -------------     -------------

    Weighted average shares-
       basic and diluted             20,000,000        20,000,000
                                   =============     =============




 The accompanying notes are an integral part of these financial statements

                                     3

--------------------------------------------------------------------

                   HOVERINK INTERNATIONAL HOLDINGS, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT


                                                            Discount                 Total
                           Common Stock        Additional   on                       Stock-
                      -----------------------  paid-in      Common     Accumulated   holders'
                      Shares       Amount      capital      Stock      Deficit       Deficit
---------------------------------------------------------------------------------------------
  July 2, 2013
    (Inception)             -           -         -            -            -           -

Issuance of
  common stock        20,000,000     2,000         -           -            -          2,000

Additional paid-in
  capital                     -          -         257         -            -            257

Net loss                      -          -          -          -          (657)         (657)
---------------------------------------------------------------------------------------------
Balance,
 December 31, 2013    20,000,000     2,000         257         -          (657)        1,600
---------------------------------------------------------------------------------------------
Issuance of
  common stock                -           -         -        (2,000)         -        (2,000)

Additional paid-in
  capital                     -          -       1,150         -              -         1,150

Net loss                      -          -          -          -          (750)         (750)
---------------------------------------------------------------------------------------------
Balance,
 December 31, 2014    20,000,000     2,000       1,407       (2,000)    (1,407)           -
---------------------------------------------------------------------------------------------



 The accompanying notes are an integral part of these financial statements

--------------------------------------------------------------------

                   HOVERINK INTERNATIONAL HOLDINGS, INC.
                          STATEMENTS OF CASH FLOWS

                                                                       For the period
                                                                       from July 9,
                                                 Year End              2013 (Inception)
                                                 December 31,          to December 31,
                                                 2014                  2013
                                                 -------------         ----------------
   OPERATING ACTIVITIES

   Net loss                                      $           (750)                (657)
---------------------------------------------------------------------------------------
   Non-Cash adjustments to reconcile loss
      to net cash and expenses paid by
      stockholder and contributed as capital                1,150                    0

   Changes in Operating Assets and Liabilities
       Accrued liabilities                                   (400)                 400
---------------------------------------------------------------------------------------
   Net cash used in operating activities                        -                 (257)
---------------------------------------------------------------------------------------
   INVESTING ACTIVITIES

   Development of software                                      -                    -
---------------------------------------------------------------------------------------
   Net cash used in investing activities                        -                    -
---------------------------------------------------------------------------------------
    FINANCING ACTIVITIES

    Proceeds from issuance of common s tock                                      2,000

    Proceeds from stockowners' contributions                    -                  257
---------------------------------------------------------------------------------------
    Net cash used in financing activities                       -                2,257
---------------------------------------------------------------------------------------
    Net increase in cash                                        -                2,000

    Cash, beginning of period                                   -                    -
---------------------------------------------------------------------------------------
    Cash, end of period                                         -                2,000
---------------------------------------------------------------------------------------


 The accompanying notes are an integral part of these financial statements

                                     5

--------------------------------------------------------------------

                      HOVERINK INTERNATIONAL HOLDINGS, INC.
                     Notes to the Financial Statements


NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
		ACCOUNTING POLICIES

NATURE OF OPERATIONS

Hoverink International Holdings, Inc. ("Hoverink" or "the Company") was incorporated on July 2, 2013 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of December 31, 2014 and 2013.

--------------------------------------------------------------------

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance
Corporation limit as of December 31, 2014 and 2013.

INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2014, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2014, there are no outstanding dilutive securities.

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

--------------------------------------------------------------------

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses during the period ended December 31, 2014. The Company had an accumulated deficit of $1,407 as of December 31, 2014. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

On June 10, 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915). The amendments in this update remove the definition of a development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows, and shareholder's equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.
Early adoption is permitted. The Company has adopted this accounting standard. The accounting pronouncement does not have a material effect on the financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 4   STOCKHOLDERS' DEFICIT

On July 9, 2013, the Company issued 20,000,000 common shares to two directors and officers at a discount of $2,000.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2014, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

--------------------------------------------------------------------
                        SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            HOVERINK INTERNATIONAL HOLDINGS, INC.


                              By:   /s/ Debbie Mae Carter
                                        Chief Executive Officer
Dated:       April 13, 2015


                              By:   /s/ Debbie Mae Carter
					Principal financial officer

Dated:        April 13, 2015


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                          OFFICE              DATE

/s/ Debbie Mae Carter          Director            April 13, 2015

/s/  Cyrus Sajna	       Director	  	   April 13, 2015

/s/  Davidra Nicole Sajna      Director		   April 13, 2015