Form 10-Q
period 2015-03-31
Hoverink International Holdings Inc.
filed 2015-05-20
CIK 1586494

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number 000-55055

HOVERINK INTERNATIONAL HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	46—3590875
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

10250 Constellation Boulevard, Suite 2320

Los Angeles, California 90067

(Address of principal executive offices) (zip code)

888-511-7358

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐     Accelerated filer ☐

Non-accelerated filer ☐        Smaller reporting company ☒

(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes ☐ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

PART I

ITEM 1. FINANCIAL STATEMENTS

HOVERINK INTERNATIONAL HOLDINGS, INC.

Condense Balance Sheets

	As of March 31,	As of December 31,
	2015	2014
	(Unaudited)
ASSETS

Current Assets
Prepaid expense -Current	$68,496	-
Longterm Assets
Prepaid expense -Long term	$56,043

Total assets	$124,539	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Long term Liabilities
Note payable - related party	138,000	-

Total Liabilities	138,000	-

Shareholders' Deficit
Common Stock $0.0001 par value, 100,000,000 shares authorized, 13,872,000 issued and outstanding at March 31, 2015, and 20,000,000 issued and outstanding at December 31, 2014	1,387	2,000
Additional paid in capital	1,407	1,407
Discount on Common Stock	(1,387)	(2,000)
Accumulated deficit	(14,868)	(1,407)
Total Stockholders' deficit	(13,461)	-

Total Liabilities and Partner Deficit	$124,539	$-

The accompanying notes are an integral part of these condensed financial statements

HOVERINK INTERNATIONAL HOLDINGS, INC.

Condensed Statements of Operation

	For The Three	For The Three
	Months Ended	Months Ended
	March 31,	March 31,
	2015	2014
	(Unaudited)	(Unaudited)

Revenue	$-	$-

Operating Expenses
General and administrative	13,461	750

Total Operating Expenses	13,461	750

Income from operations	(13,461)	(750)

Total other income (expense)	-	-

Net Income	(13,461)	(750)
Loss per share - basic and diluted
	$(0)	(0)
Weighted average shares outstanding- basic and diluted	$17,220,756	200,000.00

The accompanying notes are an integral part of these unaudited condensed financial statements

HOVERINK INTERNATIONAL HOLDINGS, INC.

Condensed Statements of Cash Flow

	For The Three	For The Three
	Months Ended	Months Ended
	March 31,	March 31,
	2015	2014
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES

Net income	(13,461)	$(750)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation
Changes in operating assets and liabilities:
Accounts payable	-	750

Net cash provided by (used in) operating activities	(13,461)	-

Financing Activities:

Notes Payable	138,000	-
Net cash provided by (used in) financing activities	138,000	-

NET INCREASE IN CASH	124,539	-

Cash at beginning of period	-	2,000
Cash at end of period	124,539	$2,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$-
Cash paid for taxes

Notes to Unaudited Condensed Financial Statements

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Hoverink International Holdings, Inc is a development stage company focusing on the development of recreational amusement parks based upon innovative hover board technology. The Company was incorporated in the State of Delaware in July 13, 2013, and was formerly known as Sky Run Acquisition Corporation (“Sky Run” or “Sky Run Acquisition”).

On February 15, 2015, the Company implemented a change of control by issuing shares to new shareholders, redeeming shares of existing shareholders, electing new officers and directors and accepting the resignations of its then existing officers and directors. In connection with the change of control, the shareholders of the Company and its board of directors unanimously approved the change of the Company’s name from Sky Run Acquisition Corporation to Hoverink International Holdings, Inc.

On March 19th of 2015 the company entered into a loan for $138,000.00 This loan matures in March 31st 2019 and can be paid in full at any time before without prepayment penalty.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not yet established a stable ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to sustain operations and the attainment of profitable operations. The Company had an accumulated deficit of approximately $13,461 as of March 31, 2015. In addition the Company has total shareholders’ deficit of approximately $14,868 as of March 31, 2015. These factors, among others, raise substantial doubt as to its ability to continue as a going concern.

In order to continue as a going concern, the Company needs to develop a reliable source of revenues, and achieve a profitable level of operations. During the Three months ended March 31, 2015 and 2014 and the year ended December 31, 2014, the Company has been involved primarily with development of operations and applying to trade in the public market. The Company has continued to organize and structure to meet the needs of shareholders and attract suitable financing.

To fund operations for the next twelve months, the Company projects a need for $5,000,000 that will have to be raised through debt or equity.

If the Company is unable to obtain adequate capital, it could be forced to cease operations. Accordingly, the accompanying financial statements are accounted for as if the Company is a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should be Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form I 0-Q and Article of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

Cash and Cash Equivalents

The Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of March 31, 2015, there are no cash and cash equivalents for the company.

Segmented Reporting

FSAB ASC 280, “Disclosure about Segments of an Enterprise and Related Information”, changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services the entity provides, the material countries in which it holds assets and reports revenues and its major customers.

Comprehensive Loss

“Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2015, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Use of Estimates and Assumptions

The preparation of the financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and judgments that affect the amounts reported in our financial statements and the accompanying notes.

The actual results that we experience may differ materially from our estimates.

Financial Instruments

All significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practical the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

Loss per Common Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances and tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at December 31, 2014 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended June 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

NOTE 3 – CAPITAL STOCK

The Company’s capitalization is 100,000,000 shares of common stock with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On February 15, 2015, the company redeemed an aggregate of 19,500,000 of its outstanding stock at a redemption price of $0.0001 for an aggregate redemption price of $1950.

On February 16, 2015, the company issued 13,372,000 shares of its common stock at par.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of March 31 2015 the company entered into a loan for $138,000 with Cyrus Sajna, a related party. This loan matures in March 31 2019 and can be paid in full at any time before the penalty deadline.

NOTE 5 – INCOME TAXES

Income taxes are provided in accordance with ASC 740 Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax asset and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

No provision was made for Federal Income tax.

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. The Company provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

NOTE 6 – Prepaid expense

As of March 31, 2015, the company has short term prepaid expense of $68,496 and long term prepaid expense of $56,043. The prepaid expense is used for legal and audit related expenses and some other G&A expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business

The Company intends to earn revenue from admissions, sales, rentals and advertising at its Hoverink recreational centers and the sale of advertising from our geostationary Orbital SPACE WATCH Satellite - The satellite can advertise our client’s brand names in hologram form from space for billions of people to see from earth while the SPACE WATCH Satellite completes low and medium earth orbits. The implementation of our Orbital SPACE WATCH Satellite which is an orbital Satellite which can display Holographic images using three-dimensional stationary multi-angle sub-pixel display images. The satellite can advertise our clients brand names from space in Hologram form using our Space Watch satellite which produces holographic images from our paid client database. Our Orbital SPACE WATCH Satellite generates revenues when its hologram advertising platform is utilized and purchased

Advertising in Hoverink - The Rink which is an indoor environment with partially curved floor and using adaptive output measured by each individuals per weight and Height does so create and sustain the hover sensation by various measures according to height and weight differentials and a plurality of airflow emission actuators. Hoverink generates revenues when hover time is purchased at a kiosk within Hoverink or when advertisers purchase hologram advertising within Hoverink The Smart Rink at Hoverink calculates each Hoverink Hover board or Hoverink Hover Car users height and weight differentials and each Hover-lane emits output measures according to each Hoverink Hover Boarder or Hover Car Users height and weight differentials and creates mid-air hovering sensations for Hover Cars and Hover Boards while our Hologram producer advertises our clients brand names in Holographic images using three-dimensional stationary multi-angle sub-pixel display images

The Company is focused on the development of its groundbreaking Hoverink amusement parks. Hoverinks are the Company’s signature recreational area, where the hover phenomena can safely occur. The required components, including Hoverink Hover boards, Hoverink suits, Hoverink shoes and Hoverink Hover cars will be available for rental. The Company intends to develop and operate Hoverink recreational centers in strategic locations throughout the United States.

The Company’s proprietary accomplishments rest in that the Hoverink provides the hover sensation which is controlled by the Hoverink control tower. Through the use of the Company’s signature Hoverink Boards which will be available for rent. The boards assist in the hover phenomena by attaching to the Hoverink shoes which the boarder must wear during hover flight.

Hoverink International (formerly Sky Run Acquisition Corporation) ("Hoverink" or the "Company") was incorporated on July 2, 2013 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

On February 15, 2015, the Company effected a change in control by the following events:

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

The Company issued an aggregate of 13,372,000 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 at par representing 96.3% of the total outstanding 13,872,000 shares of common stock.

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

Although, no agreement has yet been entered into between the company and Hoverink, Inc the company anticipates that it will develop its business with a combination with Hoverink, Inc, a private company founded by Cyrus Sajna. Hoverink is developing a family entertainment and fun recreation center consisting of a "hover flight" rink whereby the participant dons special shoes which are attached to a hover board. The hover board then elevates to approximately 4 to 19 inches and provides a controlled hover board flight in a designated hover lane. The Hoverink Control Tower monitors, measures and otherwise controls the hover flight for both Hoverink Hover Boards and Hoverink Hover Cars. Participants are required to participate in the flight school which consists of three 15 minute training sessions in hover board flight including use of the rafting agent who assists the hover board participant into the hover board lane. No agreement has yet been entered into between the company and Hoverink, Inc.. The Company plans to build Hoverink Entertainment centers featuring Hoverink Hover boards and Hoverink Hover Cars and generate revenues from the sale of Hover time and from our indoor Hoverink advertisers who purchase Hologram Advertising packages within Hoverink.

The company also intends to generate advertising revenues by the sale of advertising packages to advertisers seeking to display their brand names in Holographic image form from an Orbital Satellite – SPACE WATCH. The Orbital satellite can advertise our client’s brand names in hologram form from space for billions of people to see from Earth while the SPACE WATCH Satellite completes low and medium earth orbits

If and when the Company chooses to enter into a business combination or enter into other significant agreements or associations, it will a Form 8-K. The Company anticipates that it may also file a registration statement after such business transaction is effected. such transaction will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. The Company may wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

Current Operations

In March 2015 the company entered into a non interest bearing loan agreement with Cyrus Sajna for $138,000.00

This loan has no prepayment penalties and the company agrees to pay all accrued interest if any plus principal on the 31st day of March, 2019

Trademark applications

We have also filed five (5) trademark applications covering Syris™ which is the name of our Hover Car,

Space Watch ™ which allows advertisers display their brand names in Holographic image form from an Orbital Satellite for billions to see from Earth. Hovergram™ which allows for additional advertising within our Hoverinks, our ECOCHAIR ™ and finally the HOVERINK ™ mark which covers our, logo and the “Hoverink” slogan for Hoverink™, as well as our company’s name.  The marks filing dates were filed on April 29th 2015 in the United States.

Word Mark      HOVERINK

Goods and Services      IC 041. US 100 101 107. G & S: PROVIDING AMUSEMENT PARK AND RECREATION FACILITIES

Serial Number      86613235

Word Mark      SYRIS

Goods and Services      IC 041. US 100 101 107. G & S: PROVIDING AMUSEMENT PARK AND RECREATION FACILITIES

Serial Number      86613236

Word Mark      HOVERGRAM

Goods and Services      IC 041. US 100 101 107. G & S: PROVIDING AMUSEMENT PARK AND RECREATION FACILITIES; COMMUNICATIONS SERVICES; PROVIDING INFORMATION ABOUT ENTERTAINMENT, AMUSEMENTS AND RECREATION OVER THE INTERNET

Serial Number      86613237

SPACEWATCH

Goods and Services      IC 009. US 021 023 026 036 038. G & S: SATELLITE COMMUNICATIONS SYSTEMS;

Serial Number      86613239

Word Mark      ECOCHAIR

Goods and Services      IC 020. US 002 013 022 025 032 050. G & S: SEATING, CHAIRS; AIRCRAFT AND VEHICULAR SEATING

Serial Number      86613240

Revenues and Losses for Period Ended March 31, 2015

As of March 31, 2015, the Company had not generated revenues and had no income or cash flows from operations since inception. At March 31, 2015, the Company had a net loss of $13,46 and an accumulated deficit of $14,868

Equipment Financing

The Company has no existing equipment financing arrangements.

PART II– OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending, threatened or actual legal proceedings in which the Company or any subsidiary is a party.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since inception, the Company has sold securities which were not registered as follows:

		NUMBER OF
DATE	NAME	SHARES

July 9, 2013	James Cassidy	10,000,000
		(9,750,000 redeemed)

July 9, 2013	James McKillop	10,000,000
		(9,750,000 redeemed)

February 16, 2015	38 Investors	13,372,000

The Cyrus Sajna & Davidra Sajna Revocable Living Trust P.O. Box 60501 Fort Worth Texas 76115	3,480,000
Victor K. Sapphire 15760 Ventura Blvd., 5th Floor, Encino, CA 91436	740,000
Davidra Nicole Sajna P.O. Box 60501 Fort Worth Texas 76115	2,840,000
Dr Neil W. Gallagher 1845 Precinct Line Rd Suite 245 Hurst, TX 76054	1,960,000
Metroplex Economic Development Corporation 6777 W. Kiest Blvd. Dallas, TX 75236	490,000

Word of God Fellowship Inc 3901 Hwy 121 Bedford, TX 76021 Fax: (817) 571-7458	60,000
Audric Newchurch 3897 Covington HWY Decatur, GA 30032	10,000
Geraldine Newchurch 3897 Covington HWY Decatur, GA 30032	10,000
Parents Defeating Autism P.O. Box 516 Crowley, Texas 76056	55,000
Karen Kimble-Sykes 1704 High Valley Lane Cedar Hill TX 75104	10,000
Crockett Benjamin Carter P.O. Box 42 Dennis, TX 76439	75,000
Arquilla Jean Garrett 6854 Heath Street Houston, TX 77016	15,000
Health & Charity Outreach 1845 Precinct Line Rd Suite 245 Hurst, TX 76054	25,000
Janice Carol Savage 568 Keble Drive Crowley, TX 76036	300,000
Debbie Mae Carter P.O. Box 42 Dennis, TX 76439	2,640,000
Save Our Children 2792 A West Washington St, 123 Stephenville, TX 76401	125,000
Ruby Jewel Neal 5018 Brockleigh Lamarque, TX 77568	15,000
Joseph Williams 8413 Beaufort Court Fort Worth, TX 76123	45,000
Adrian Williams 8413 Beaufort Court Fort Worth, TX 76123	25,000
Catrina Moak 1405 Whittenburg Drive Fort Worth TX 76134	25,000
Brandon Eugene Smith 4949 Madyson Ridge Drive, Fort Worth TX 76133	15,000
Marneisha Renee Prince 4949 Madyson Ridge Drive, Fort Worth TX 76133	10,000

Rebekah Fawn Hasty P.O. Box 42 Dennis, TX 76439	25,000
Charlotte Ann Prater P.O. Box 42 Dennis, TX 76439	25,000
Sharonda Mchenry 627 Gundersen Drive # 206 Carol Stream, IL 60188	20,000
Pentecostal Temple 523 Centre St San Marcos, TX 78666	10,000
Peggy Ann Sajna P.O. Box 60501 Fort Worth Texas 76115	10,000
Charles Douglas Stewart 733 Nelson Place Burleson, TX 76028	10,000
Tonia Theresa Castille 733 Nelson Place Burleson, TX 76028	10,000
Amy Bower 845 Peach Ln, Burleson, TX 76028	10,000
Tyler Bower 845 Peach Ln, Burleson, TX 76028	30,000
Christina Flowers 7500 Belcross Lane Fort Worth, 76133	10,000
Kenisha Williams-Turner 520 Ashdale Drive Fort Worth, TX 76140	10,000
Randall A Jones US Bank 4100 Newport Place Drive #100 Newport Beach CA	106,000
Breana Meshuan Williams 7400 Little Rock Lane Fort Worth, TX 76120	50,000
Meshelle Lance Peavler 4825 Overton Ave Fort Worth, TX 76133	10,000
James Borchert 6731 Bridge Street #221 Fort Worth, Texas 76112	55,000
Lauretta Nevills 1806 Whitney Drive Garland, TX 75040	11,000
Total	13,372,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In February, 2015, the Company changed its name by unanimous vote of all the shareholders from Sky Run Acquisition Corporation to Hoverink International Holdings Inc.

ITEM 5. OTHER INFORMATION

(a)	Not applicable.
(b)	Item 407(c)(3) of Regulation S-K:

Although during the quarter covered by this report, the members of the Board of Directors has changed as has the control of the Company, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 6. EXHIBITS

(a)	Exhibits

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer \pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOVERINK INTERNATIONAL HOLDINGS, INC.

	By:	/s/ Debbie Mae Carter
Debbie Mae Carter
President and Principal executive officer
Principal financial officer
Dated: May 20, 2015