Form 10-Q/A
period 2015-03-31
Hoverink International Holdings Inc.
filed 2015-08-14
CIK 1586494

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

(Amendment No. 1)

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
incorporation or organization)

10250 Constellation Boulevard, Suite 2300

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

☒ Yes ☐ No

The number of shares outstanding as of March 31, 2015 was 13,872,000.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on May 20, 2015, is to furnish Exhibit 101 to the Form 10-Q which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part 1, Item 1 of the Form 10-Q. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101.

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way the disclosures made in the Form 10-Q.

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

On March 19 th of 2015 the company entered into a loan for $138,000.00 This loan matures in March 31 st 2019 and can be paid in full at any time before without prepayment penalty.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not yet established a stable ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to sustain operations and the attainment of profitable operations. The Company had a net loss of approximately $13,461 for the period ended March 31, 2015. In addition the Company has total shareholders’ deficit of approximately $14,868 as of March 31, 2015. These factors, among others, raise substantial doubt as to its ability to continue as a going concern.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MD&A disclosures:

 The Company was incorporated in the State of Delaware in July 2013, and was formerly known as Sky Run Acquisition Corporation (“Sky Run” or “Sky Run Acquisition”). As of March 31, 2015, the company has short term prepaid expense of $68,496 and long term prepaid expense of $56,043. The prepaid expense is used for legal and audit related expenses and some other G&A expenses.

The Company’s independent auditors have expressed substantial doubt as to the ability of the Company to continue as a going concern. Unless the Company is able to generate sufficient cash flow from operations and/or obtain additional financing, there is a substantial doubt as to the ability of the Company to continue as a going concern.

 The Company was incorporated in the State of Delaware in July 2013, and was formerly known as Sky Run Acquisition Corporation (“Sky Run” or “Sky Run Acquisition”).

In February 2015, the Company implemented a change of control by issuing shares to new shareholders, redeeming shares of existing shareholders, electing new officers and directors and accepting the resignations of its then existing officers and directors. In connection with the change of control, the shareholders of the Company and its board of directors unanimously approved the change of the Company’s name from Sky Run Acquisition Corporation to Hoverink International Holdings, Inc.

The Company is located at 10250 Constellation Boulevard, Suite 2300 Los Angeles, CA 90067 (888) 511-7358

Revenues and Losses

Since its inception, the Company focused its efforts on conducting market research and development and other initial business activities, and the Company devoted little attention or resources to sales and marketing or generating near-term revenues and profits. The Company had an operating loss and net loss during the three months ending March 31, 2015 of $13,461 and an accumulated deficit of $14,868

Currently, the Company has no revenues and has not realized any profits. In order to succeed, the Company needs to develop a viable strategy to construct, develop, market and commercialize its products.

As of March 31, 2015, the company has short term prepaid expense of $68,496 and long term prepaid expense of $56,043. The prepaid expense is used for legal and audit related expenses and some other G&A expenses.

Equipment Financing

The Company has no existing equipment financing arrangements.

Pricing

The Company intends to price Hoverink Board & Hoverink Hover Car rentals ` at a minimum of $19.99 with Hoverink hoverboard board and suits and Hoverink Hover Car packages starting at $39.99 for as many hover sessions the patron can ascertain in the timeframe allotted. Each hover session may last approximately from 1:34 seconds to approximately 4 minutes. Our base advertising price ranging from $1MM USD to $1.6MM USD per advertiser within all our Hoverinks for a full year. While, our Orbital SPACE WATCH Satellite base advertising price ranges from $4.1MM USD to $4.9MM USD per advertiser for two years. This advertising plan offers advertisers the unique ability to advertise in real time actionable Holograms within our Hoverink and also advertise their brand by use of our SpaceWatch Satellite which is an orbital satellite that advertises holographic images creating brand awareness that can be seen by billions of people from Space. These advertisers may be obtained by use of dynamic public relations firms domiciled in the United States and abroad. Our advertising packages available offer actionable holographic images of each advertisers brand name in rotation for a complete year at Hoverink. Or for our SpaceWatch Satellite advertising clients

The Company plans to initiate Hoverink (HEH) Hover, Eat, Hover as the rewards card offered. The cards will be rechargeable and we shall have Hoverink Gift cards.

Potential Revenue

The Company expects to earn potential revenue from sales of advertising and Hover-time and furthermore rents and or sales of properties within our Hoverinks. The Company intends to price Hoverink Board & Hoverink Hover Car rentals ` at a minimum of $19.99 with unlimited Hoverink hoverboard board and suits and Hoverink Hover Car packages starting at $39.99 for as many hover sessions the patron can ascertain in the timeframe allotted. Each hover session may last approximately from 1:34 seconds to approximately 4 minutes. Our base advertising price ranging from $1MM USD to $1.6MM USD per advertiser within all our Hoverinks for a full year. While, our Orbital SPACE WATCH Satellite base advertising price ranges from $4.1MM USD to $4.9MM USD per advertiser for two years. However, Hoverink shall derive 90% of its income in a “Qualifying Income” method as defined in Section 7704(d) of the U.S. Internal Revenue Code. It shall derive its Qualifying Income primarily due to receiving most of its income from the prepaid rents collected from real property or the gain from the sale or disposition of real property within our Hoverink for the first 1-5 years. The Company plans to build Hoverink Entertainment centers featuring Hoverink Hover boards and Hoverink Hover Cars and generate revenues from the sale of prepaid rents and Hover time for our Hoverink Hover boards and Hoverink Hover Car rentals and from our indoor Hoverink advertisers who purchase Hologram Advertising packages within Hoverink

The Space Watch satellite revenues should with at least 100 advertising clients generate revenues of approximately $410 Million to $490 Million USD. Revenues from Hoverink and the sale of advertising within Hoverink are based on admissions into Hoverink facilities and occupancy guidelines which may in certain instances vary. It is estimated that 100 Hoverink advertisers can generate revenues of $100 Million to $160 Million USD.

Alternative Financial Planning

The Company has no alternative financial plans at the moment. If the Company is not able to successfully raise monies as needed through a private placement or other securities offering (including, but not limited to, a primary public offering of securities), the Company’s ability to expand its business plan or strategy over the next two years will be jeopardized.

Critical Accounting Policies

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires making estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Pursuant to the JOBS Act of 2012, as an emerging growth company the Company can elect to opt out of the extended transition period for any new or revised accounting standards that may be issued by the PCAOB or the SEC. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the standard for the private company. This may make comparison of the Company's financial statements with any other public company which is not either an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible as possible different or revised standards may be used.

Although the Company is still evaluating the JOBS Act, it currently intends to take advantage of some or all of the reduced regulatory and reporting requirements that will be available to it so long as it qualifies as an “emerging growth company”. The Company has elected not to opt out of the extension of time to comply with new or revised financial accounting standards available under Section 102(b) of the JOBS Act. Among other things, this means that the Company's independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of the Company's internal control over financial reporting so long as it qualifies as an emerging growth company, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected. Likewise, so long as it qualifies as an emerging growth company, the Company may elect not to provide certain information, including certain financial information and certain information regarding compensation of executive officers that would otherwise have been required to provide in filings with the SEC, which may make it more difficult for investors and securities analysts to evaluate the Company. As a result, investor confidence in the Company and the market price of its common stock may be adversely affected.

Development Stage and Capital Resources

Since its inception, the Company has devoted substantially all of its efforts to business planning, market research and development, recruiting management and staff and raising capital. Accordingly, the Company is considered to be in the development stage. The Company has not generated revenues from its operations, and there is no assurance of future revenues.

The Company’s proposed activities will necessitate significant uses of capital beyond 2015.

There is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital, or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company. The Company anticipates requiring up to $30 million of additional financing to fulfill its business goals and develop its Orbital SPACE WATCH Satellite and build its Hoverinks across the United States. Accordingly, given the Company’s limited cash and cash equivalents on hand, the Company will be unable to implement its business plans and proposed operations unless it obtains additional financing or otherwise is able to generate revenues and profits. The Company may raise additional capital through sales of debt or equity, obtain loan financing or develop and consummate other alternative financial plans.

Discussion of the Three Months ended March 31, 2015

The Company generated no revenues during the three months ending March 31, 2015.

The Company had an operating loss and net loss during the three months ending March 31, 2015 of $13,461 and an accumulated deficit of $14,868  The Company does not anticipate that it will generate revenue sufficient to cover its planned operating expenses, and the Company must obtain additional financing in order to develop and implement its business plan and proposed operations. If the Company is not successful in generating sufficient revenues and/or obtaining additional funding to develop its business plan and proposed operations, this could have a material adverse effect on its business, results of operations liquidity and financial condition.

Discussion of the Period from July 2 2013 (inception) to December 31, 2014

The Company generated no revenues during the period from July 2 2013 (inception) to December 31, 2014.

The Company had an operating loss and net loss during the period from July 2 2013 (inception) through December 31, 2014 of $750 and $657, respectively.

For the period from July 2 2013 (inception) to December 31, 2014, the Company used no cash in its operations.

The Company does not anticipate that it will generate revenue sufficient to cover its planned operating expenses, and the Company must obtain additional financing in order to develop and implement its business plan and proposed operations. If the Company is not successful in generating sufficient revenues and/or obtaining additional funding to develop its business plan and proposed operations, this could have a material adverse effect on its business, results of operations liquidity and financial condition.

Business

The Company is an development stage company and our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended March 31, 2015 that states that Company losses from operations raise substantial doubt about our ability to continue as a going concern. Because this offering is self-underwritten and there is no minimum amount of shares that must be sold, the Company may lose money from this offering if the proposed proceeds of this offering are substantially less than the estimated costs of this offering. There is currently no public or established market for our shares. Consequently, our shareholders will not be able to sell their shares in any organized market place and may be limited to selling their shares privately. Accordingly, an investment in our Company is an illiquid investment.

We are not a blank check company and our business plan does not include engaging in a merger or acquisition with an unidentified company, companies, entity, or person. The Company's intends to primarily focus on Hovering for entertainment at Hoverink in the Company’s Hoverink Hover Cars or Hoverink Boards & SpaceWatch. The Company also intends to create both advertising revenue with the use of Holographic Advertising within Hoverinks and SpaceWatch and capitalize on the Company’s strong brand name and operating strategy by developing additional Hoverinks. The Company is the sole owner, operator and developer in the United States of hover for entertainment fun.

Hoverink will feature a signature indoor rink wherewith the hover phenomena can safely occur. The Company is focused on the development of its groundbreaking Hoverink amusement parks. Hoverinks are the Company’s signature recreational area, where the hover phenomena can safely occur. The required components, including Hoverink Hover boards, Hoverink suits, Hoverink shoes and Hoverink Hover cars will be available for rental.

The Company intends to develop and operate Hoverink recreational centers in strategic locations throughout the United States. Hoverink shall derive 90% of its income in a “Qualifying Income” method as defined in Section 7704(d) of the U.S. Internal Revenue Code. It shall derive its Qualifying Income primarily due to receiving most of its income from the prepaid rents collected from real property or the gain from the sale or disposition of real property within our Hoverink for the first 1-5 years. The Company plans to build Hoverink Entertainment centers featuring Hoverink Hover boards and Hoverink Hover Cars and generate revenues from the sale of prepaid rents and Hover time for our Hoverink Hover boards and Hoverink Hover Car rentals and from our indoor Hoverink advertisers who purchase Hologram Advertising packages within Hoverink.

The company also intends to generate advertising revenues by the sale of advertising packages to advertisers seeking to display their brand names in Holographic image form from an Orbital Geostationary Satellite – SPACE WATCH. The Orbital satellite can advertise our client’s brand names in hologram form from space for billions of people to see from Earth while the SPACE WATCH Satellite completes low and medium earth orbits

The Company’s proprietary accomplishments rest in that the Hoverink provides the hover sensation which is controlled by the Hoverink control tower. Through the use of the Company’s signature Hoverink Boards which will be available for rent. The boards assist in the hover phenomena by attaching to the Hoverink shoes which the boarder must wear during hover flight.

The Company has yet to identify and acquire properties for the development of its Hoverink recreational centers. Currently, the Company is working to develop the hover phenomena and identify potential properties for the development of its Hoverink centers. The Company intends to earn revenue from admissions, sales, rentals and advertising at its Hoverink recreational centers and the sale of advertising from our geostationary Orbital SPACE WATCH Satellite - The satellite can advertise our client’s brand names in hologram form from space for billions of people to see from earth while the SPACE WATCH Satellite completes low and medium earth orbits. The implementation of our Orbital SPACE WATCH Satellite which is an orbital Satellite which can display Holographic images using three- dimensional stationary multi-angle sub-pixel display images. The satellite can advertise our clients brand names from space in Hologram form using our Space Watch satellite which produces holographic images from our paid client database. Our Orbital SPACE WATCH Satellite generates revenues when its hologram advertising platform is utilized and purchased

Advertising in Hoverink - The Rink which is an indoor environment with partially curved floor and using adaptive output measured by each individuals per weight and Height does so create and sustain the hover sensation by various measures according to height and weight differentials and a plurality of airflow emission actuators. Hoverink generates revenues when hover time is purchased at a kiosk within Hoverink or when advertisers purchase hologram advertising within Hoverink The Smart Rink at Hoverink calculates each Hoverink Hover board or Hoverink Hover Car users height and weight differentials and each Hover-lane emits output measures according to each Hoverink Hover Boarder or Hover Car Users height and weight differentials and creates mid-air hovering sensations for Hover Cars and Hover Boards while our Hologram producer advertises our clients brand names in Holographic images using three-dimensional stationary multi-angle sub- pixel display images

The Company is focused on the development of its groundbreaking Hoverink amusement parks. Hoverinks are the Company’s signature recreational area, where the hover phenomena can safely occur. The required components, including Hoverink Hover boards, Hoverink suits, Hoverink shoes and Hoverink Hover cars will be available for rental. The Company intends to develop and operate Hoverink recreational centers in strategic locations throughout the United States.

Space Watch Satellite is defined as an Orbital Geostationary Satellite Broadcasting Holographic Advertising from Space. The Company may not obtain the best Orbital Arc or the orbital slots assigned to the Space Watch Satellite may not reach the target audience of the advertisers utilizing our Space Watch Advertising Platform. The most valuable orbital arc is over North America 60 and 135 degrees. The FCC ultimately controls any License Assignments it will be difficult to license our Hologram Broadcast rights to any third party mainly because the Communications Act requires prior FCC approval for the assignment of a license or transfer of control of an FCC licensee. Third parties may oppose the Company’s applications to assign, transfer or acquire Hologram Broadcast rights or broadcast licenses. If the FCC denied the Space Watch Satellite its Holographic broadcast license; or its Holographic broadcast license renewal or revoked the Holographic broadcast license for one of the Company’s Orbital Geostationary Satellites, the Company would lose its authority to operate the Orbital Geostationary Satellite Hologram Advertising Program for advertisers seeking to advertise their brand names in hologram form from space for billions of people to see from Earth while the SPACE WATCH Satellite completes low and medium earth orbits . Since the most valuable Orbital Arc is over North America 60 and 135 degrees We may not ascertain this favorable orbital slot; if not, our advertisers would not fully reach their intended audience and our business could suffer.

RISK FACTORS

A purchase of any Shares is an investment in the Company’s common stock and involves a high degree of risk. Investors should consider carefully the following information about these risks, together with the other information contained in this prospectus, before the purchase of the Shares. If any of the following risks actually occur, the business, financial condition or results of operations of the Company would likely suffer. In this case, the market price of the common stock could decline, and investors may lose all or part of the money they paid to buy the Shares.

Risks Related To Our Business

If the Company is unable to obtain a Stereolithographic service provider to 3D print its Hover Board and Hover Car Components our business could suffer

We intend to create our models, prototype parts, molds, and metal casting patterns directly from computer output generated by CAD/CAM programs we license or place orders with. The use of stereolithographic manufacturing is dependent on our ability to locate and enter an agreement with a developer of a stereolithographic program that can effectively 3D print our products to be used within our Hoverinks. We are also dependent on the time it takes the 3D printer to create our products. Delays in the 3D printer functionality could delay us and our business could suffer

The company may not obtain the best orbital slots for Space Watch Satellite for our advertisers. The most valuable orbital arc is over North America 60’ and 135’ degrees

We may not ascertain this favorable orbital slot; if not, our advertisers would not fully reach their intended audience and our business could suffer.

The company may not be awarded an orbital slot for our Space Watch Satellite due to congestion of orbital slots; if this occurs the advertisers would not be able to adequately advertise their brands using our satellite. If this occurs our advertisers would seek other advertising methods and could harm our business.

The orbital slots available may be limited and the opportunity to enter into a joint venture with a third party that is currently awarded an orbital slot may not be cost effective.

Vigorous Enforcement or Enhancement of FCC Indecency and Other Program Content Rules Against our Orbital Geostationary Satellite – SPACE WATCH Could Have an Adverse Effect on the Company’s Businesses and Results of Operations

The FCC’s rules prohibit the broadcast of obscene material at any time and indecent or profane material on our Orbital Geostationary Satellite which produces Holographic images in the sky from space for billions to see from Earth – SPACE WATCH. We expect to be subject to enforcement of this FCC Content rule. We will be subject to 24 hour enforcement of this rule. As Holographic Image Broadcasters we risk violating the prohibition against our Orbital Geostationary Satellite broadcasting of indecent material because of the vagueness of the FCC’s indecency/profanity definition, coupled with the spontaneity of delay in Holographic depixelization may lead to fines being imposed. The FCC enforces its indecency rules against the Holographic broadcasting industry. The FCC has found on a number of occasions that the content of radio and television broadcasts has contained indecent material. However, although no FCC fines have been imposed against our Orbital Geostationary Satellite. In such instances, the FCC may issue fines or advisory warnings to us. Moreover, the FCC may in some instances imposed separate fines for each allegedly indecent “utterance,” or “holographic flicker” in contrast with its previous policy, which generally considered all indecent holograms, or indecent holography in which fines imposed may relate directly to the billions of people that see these holographic images from the Earth. Also, images, words or phrases within a given Space Watch Orbital Arc may also constituting a single violation. However, the same requirements for our Space Watch Satellite is expected. The fines for broadcasting indecent material during specific broadcast formats which are intended to include broadcasting holographic images from space while travelling on its assigned orbital arc as compared with Television / Radio fines that carry a maximum of $325,000 per utterance. However, due to the very large nature of our Orbital Geostationary Satellite; our fines, if any; may be larger than those imposed on television / radio broadcast stations. We can expect the same rigorous fines if we violate FCC protocols or our systems are not properly protected.

If the FCC denied the Space Watch Satellite its Holographic broadcast license; or its Holographic broadcast license renewal or revoked the Holographic broadcast license for one of the Company’s Orbital Geostationary Satellites, the Company would lose its authority to operate the Orbital Geostationary Satellite. The determination of whether content is indecent is inherently subjective and, as such, it can be difficult to predict whether particular content could violate indecency standards. The difficulty in predicting whether individual programs, words or phrases may violate the FCC’s indecency rules adds significant uncertainty to the Company’s ability to comply with the rules. Violation of the indecency rules could lead to sanctions which may adversely affect the Company’s businesses and results of operations. Some policymakers support the extension of the indecency rules that are applicable to over-the-air broadcasters to cover cable and satellite programming and/or attempts to increase enforcement of or otherwise expand existing laws and rules. If such an extension, attempt to increase enforcement or other expansion took place and were found to be constitutional, some of the Company’s cable content could be subject to additional regulation and might not be able to attract the same subscription and viewership levels.

The company may not be successful in locating a cost effective Orbital Satellite launch services third party for our Space Watch Satellite and even if we locate a viable third party Launch services provider no assurance and be made that the launch of our satellite would be effective or successful.

Although we plan to engage the world’s most efficient and capable satellite launch services providers; no assurance can be made to them successfully launching our satellite into orbit.

Broadcasting Holographic images via our Space Watch Satellite; using Holographic broadcasted images from space is subject to the jurisdiction of the FCC pursuant to the Communications Act.

The Communications Act empowers the FCC, among other actions, to issue, renew, revoke and modify broadcasting licenses including Broadcast Holography; regarding Television / Radio and Broadcast Holography, the FCC determine fines, the FCC also determine stations’ frequencies, Space Watch satellite locations and operating power; regulate some of the equipment used by stations; adopt other regulations to carry out the provisions of the Communications Act and other laws, including requirements affecting the content of broadcasts; and to impose penalties for violation of its regulations, including monetary forfeitures, short-term renewal of licenses and, in egregious cases, license revocation or denial of license renewals. We expect to be subject to the same enforcement of all FCC rules. We must apply for broadcast privileges over the states and jurisdictions in which our Space Watch Satellite assigned Orbital Arc is broadcast over. The states and jurisdictions in which we broadcast holography over from space are subject to the discretion of the FCC pursuant to the Communications Act.

Decline in Advertising Expenditures Could Cause the Company’s Revenues and Operating Results to Decline Significantly in Any Given Period or in Specific Markets

The Company derives substantial revenues from the sale of advertising on its Hologram advertising platform from space which provides the Hologram broadcast advertising for billions to see from earth. A decline in the economic prospects of advertisers, the economy in general or the economy of any individual geographic market, particularly the Orbital Path over the following major market areas such as Los Angeles, Chicago and New York. Natural and other disasters, acts of terrorism, political uncertainty or hostilities could lead to a reduction in advertising expenditures as a result of disrupted programming and services, uninterrupted news coverage and economic uncertainty. Advertising expenditures may also be affected by increasing competition for the leisure time of audiences. The company must obtain an Orbital Slot for our Space Watch Satellite and although Orbital paths may be available; there can be no assurance that we will be awarded an orbital path or an Orbital Slot. The Company expects to earn potential revenue from sales of advertising. Our base advertising price ranging from $1MM USD to $1.6MM USD per advertiser within all our Hoverinks for a full year. While, our Orbital SPACE WATCH Satellite base advertising price ranges from $4.1MM USD to $4.9MM USD per advertiser for two years on our assigned Orbital Arc. However, Hoverink shall derive 90% of its income in a “Qualifying Income” method as defined in Section 7704(d) of the U.S. Internal Revenue Code. It shall derive its Qualifying Income primarily due to receiving most of its income from the prepaid rents collected from real property or the gain from the sale or disposition of real property within our Hoverink for the first 1-5 years. The Company plans to build Hoverink Entertainment centers featuring Hoverink Hover boards and Hoverink Hover Cars and generate revenues from the sale of prepaid rents and Hover time for our Hoverink Hover boards and Hoverink Hover Car rentals and from our indoor Hoverink advertisers who purchase Hologram Advertising packages within Hoverink. The Space Watch satellite revenues should with at least 100 advertising clients generate revenues of approximately $410 Million to $490 Million USD. Revenues from Hoverink and the sale of advertising within Hoverink are based on admissions into Hoverink facilities and occupancy guidelines which may in certain instances vary. It is estimated that 100 Hoverink advertising clients can generate revenues of $100 Million to $160 Million USD.

The company may seek to lease an Orbital Slot or enter into a Joint Venture with an existing owner of an Orbital Slot. If entered no assurance can be made that said joint venture will be renewed and the orbital slot may be leased to another third party after the term of said joint venture ends

In order for the company to launch a geosynchronous / geostationary Orbital satellite into orbit over the earth it must obtain an orbital slot. The Space Watch Satellite Orbital path may be placed at the maximum altitude of 22,300 miles, with a period of revolution around the earth of 24 hours. The orbital movement of the Space Watch Satellite is synchronized with the earth’s rotation so that the Orbital Satellite appears geostationary.

The Company cannot assure that the satellite will function properly and if it doesn’t function as it should our advertisers may cease to advertise on our Spacewatch advertising from space Orbital path platform.

Once the company has successfully launched its Orbital Space Watch Satellite into orbit, we risk adding to the current congestion and furthermore the risk of transmission interference or collision with another Orbital satellite.

Our Orbital satellite may be subject to malfunction and or collision with another Orbital satellite; if this occurs our business may be harmed until a new Orbital satellite is launched.

If the Company is unable to generate sufficient cash, it may find it necessary to curtail acquisition and operational activities.

The Company has an extensive business plan hinged on its ability to acquire property, develop its product and services, market and commercialize Hoverink recreational centers. If the Company is unable to acquire property, develop its product and services, market and/or commercialize Hoverink recreational centers, then it would not be able to proceed with its business plan or possibly to successfully develop its planned operations at all.

The Company has no revenues to date.

The Company has generated no revenues to date. To date, most of management’s time, and the Company’s limited resources have been spent in developing its business strategy, researching potential opportunities, contacting partners, exploring marketing contacts, establishing operations and management personnel and resources, preparing its business plan and model, selecting professional advisors and consultants and seeking capital for the Company.

The Company’s independent auditors have issued a report raising a substantial doubt of the Company’s ability to continue as a going concern.

In their audited financial report, the Company’s independent auditors have issued a comment that unless the Company is able to generate sufficient cash flows from operations and/or obtain additional financing, there is a substantial doubt as to its ability to continue as a going concern.

The Company is a development-stage company with no operating history of its own and as such any prospective investor cannot assess the Company’s profitability or performance.

Because the Company is a development-stage company with no operating history, it is impossible for an investor to assess the performance of the Company or to determine whether the Company will meet its projected business plan. The Company has limited financial results upon which an investor may judge its potential. As a company emerging from the development-stage, the Company may in the future experience under-capitalization, shortages, setbacks and many of the problems, delays and expenses encountered by any early stage business. An investor will be required to make an investment decision based solely on the Company management’s history and its projected operations in light of the risks, expenses and uncertainties that may be encountered by engaging in the Company’s industry.

There is a National Audience Reach Limitation. The company may not be awarded an orbital FCC license to broadcast its satellite in certain areas. Also, one party may not own broadcast capabilities which reach more than 39% of all U.S. households at a single time.

We may be subject to the same rigorous reach guidelines and that may harm our business. For purposes of calculating the total number of television households reached by a station, we must limit our Hologram size to less to be viewable by less than 39% of the US population whenever we broadcast our Holographic images over our orbital arc, additional limitations may be imposed; if this occurs the advertisers would not be able to adequately advertise their brands using our satellite. If this occurs our advertisers would seek other advertising methods and could harm our business.

The Company is a development stage company and has a correspondingly small financial and accounting organization. Being a public company may strain the Company's resources, divert management’s attention and affect its ability to attract and retain qualified officers and directors.

The Company is a development stage company with no developed finance and accounting organization and the rigorous demands of being a public company require a structured and developed finance and accounting group. As a reporting company, the Company is already subject to the reporting requirements of the Securities Exchange Act of 1934. However, the requirements of these laws and the rules and regulations promulgated thereunder entail significant accounting, legal and financial compliance costs which may be prohibitive to the Company as it develops its business plan, services and scope. These costs have made, and will continue to make, some activities more difficult, time consuming or costly and may place significant strain on its personnel, systems and resources.

The Securities Exchange Act requires, among other things, that companies maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain the requisite disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on the development of the Company's business, financial condition and results of operations.

These rules and regulations may also make it difficult and expensive for the Company to obtain director and officer liability insurance. If the Company is unable to obtain adequate director and officer insurance, its ability to recruit and retain qualified officers and directors, especially those directors who may be deemed independent, will be significantly curtailed.

If we fail to keep pace with rapidly-changing technologies and industry standards, we could lose clients or advertising inventory and our results of operations may suffer.

The business lines in which we currently compete are characterized by rapidly changing recreational family. The introduction of new technologies and services embodying new technologies and the emergence of new industry standards and practices could render our existing technologies and services obsolete and unmarketable or require unanticipated investments in technology. Our future success will depend in part on our ability to adapt to these rapidly-changing broadcast strategies and other technologies. We will need to enhance our existing technologies and services and develop and introduce new technologies and services to address our clients’ changing demands. If we fail to adapt successfully to such developments or timely introduce new technologies and services, we could lose clients, our expenses could increase and we could lose advertising inventory.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. Under the Jumpstart Our Business Startups Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves to this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.” The Company has engaged outside accounting and finance advisors to assist the Company in better implementing effective disclosure controls and procedures.

The Company expects to incur additional expenses and may ultimately never be profitable.

The Company is a development-stage company and has limited operations to date. The Company will need to begin generating revenue to achieve and maintain profitability. To become profitable, the Company must successfully develop and operate its Hoveronks and Space Watch Satellite. These processes involve many factors that are beyond the Company’s control, including the type of competition that the Company may encounter. Ultimately, in spite of the Company’s best or reasonable efforts, the Company may never actually generate revenues or become profitable.

No formal market survey has been conducted.

No independent marketing survey has been performed to determine the potential demand for the Company’s Hoverink recreational centers or Orbital Space watch Satellite. Nor has the Company conducted marketing studies regarding whether such hover products or Orbital services would actually be marketable. No assurances can be given that upon marketing, the Company will be able to develop a sufficient customer base and Orbital business segment to sustain the Company's operations on a continued basis.

No assurance of market acceptance.

Even if the Company successfully acquires properties or open Hoverink recreational centers, there can be no assurance that the market reception will be positive for the Company or its Orbital ventures.

The proposed operations of the Company are speculative.

The success of the proposed Orbital business plan of the Company will depend to a great extent on the Orbital operations, financial condition and management of the Company. The success of the proposed Hoverink business plan of the Company will depend to a great extent on the operations, financial condition and management of the Company. Although the Company has a business plan and intends to execute its overall Hoverink and Orbital business strategy, limited operations have been conducted to date. As no revenues have been finalized or consummated as of yet, the proposed Orbital operations of the Company remain speculative.

Risks of accidents and disturbances at parks.

Because the Company's recreational centers will feature innovative hover technology, attendance and, consequently, revenues may be adversely affected by any serious accident or similar occurrence with respect to the Company’s products and services or similar hover technologies, ideas, or parks. In addition, in view of the proximity of certain of the Company's parks to major urban areas and the appeal of the parks to teenagers and young adults, the Company's recreational centers could experience disturbances that could adversely affect the image of and attendance levels at its centers.

The Company will operate in a highly competitive business.

The Company's recreational centers and Orbital Advertising services will compete directly with other theme parks like Disney World / Universal Studio’s, and amusement parks like Six Flags and advertising companies like Google, and Facebook, and indirectly with all other types of recreational facilities and forms of entertainment within their market areas, including movies, sports attractions and vacation travel. Accordingly, the Company's business is and will continue to be subject to factors affecting the recreation and leisure time industries generally, such as general economic conditions and changes in discretionary consumer spending habits. Within each park's regional market area, the principal factors affecting competition include location, price, the uniqueness and perceived quality of the attractions in a particular park, the atmosphere and cleanliness of a park and the quality of its food and entertainment. Certain of the Company's direct competitors have substantially greater financial resources than the Company.

The Company could be adversely affected by a decline in discretionary consumer spending or consumer confidence.

The Company’s success depends in great part on discretionary consumer spending. Discretionary consumer spending is significantly influenced by general economic conditions and the availability of discretionary income. The recent economic downturn, coupled with high volatility and uncertainty as to the future global economic landscape, has had and may continue to have a negative effect on consumers’ discretionary income and consumer confidence. Difficult economic conditions and recessionary periods may adversely impact attendance figures, the frequency with which guests choose to visit and spend at the Company’s recreational centers. These factors could also affect our suppliers, vendors, insurance carriers and other contractual counterparties. Such factors could include, but are not limited to:

•	war, terrorist activities or threats and heightened travel security measures instituted in response to these events;
•	outbreaks of pandemic or contagious diseases or consumers’ concerns relating to potential exposure to contagious diseases;
•	natural disasters, such as hurricanes, fires, earthquakes, tsunamis, tornados, floods and volcanic eruptions and man-made disasters such as the oil spill in the Gulf of Mexico, which may deter travelers from scheduling vacations or cause them to cancel travel or vacation plans;
•	low consumer confidence;
•	oil prices and travel costs and the financial condition of the airline, automotive and other transportation-related industries, any travel-related disruptions or incidents and their impact on travel; and
•	actions or statements by U.S. and foreign governmental officials related to travel and corporate travel-related activities (including changes to the U.S. visa rules) and the resulting public perception of such travel and activities.

Any of these factors could adversely affect attendance and spending at the Company’s recreational centers, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Risks Related To Ownership of Our Shares

As there is no minimum for our Primary Offering, if only a few persons purchase Shares, they may lose their investment as we may be unable to make a significant attempt to implement our business plan.

Since there is no minimum amount of Shares that must be sold directly under this Primary Offering, if a limited number of Shares are sold, we may not have enough capital to fully implement our plan of operations. As such, we may not be able to meet the objectives we state in this prospectus, or eliminate the “going concern” modification in the reports of our auditors as to uncertainty with respect to our ability to continue as a going concern. If we fail to raise sufficient capital, we would expect to have insufficient funds for our ongoing operating expenses. Any significant lack of funds will curtail the growth of our business and may cause our business to fail. If our business fails, investors will lose their entire investment.

We are selling shares in the Primary Offering without an underwriter and may be unable to sell any Shares.

This Primary Offering is self-underwritten, that is, we are not going to engage the services of an underwriter to sell the Shares. We intend to sell our Shares through our Chief Executive Officer and Chief Financial Officer who will receive no commissions or other remuneration from any sales made hereunder. They will offer the Shares to friends, family members, and business associates; however, there is no guarantee that they will be able to sell any of the Shares. Unless they are successful in selling all of the Shares and we receive the maximum amount of proceeds from this Primary Offering, we may have to seek alternative financing to implement our plan of operations.

We may have difficulty selling shares under our Primary Offering because the selling shareholders are concurrently offering their shares under the Secondary Offering.

We may have difficulty selling shares under our Primary Offering because we may be competing with the selling security holders who are concurrently offering their shares under the Secondary Offering. In the event that our common shares are quoted on the OTC Bulletin Board or OTCQB, the selling security holders will not be required to sell their shares at a fixed price of $0.94 per share. Accordingly, the selling security holders may reduce the price of their shares which may hinder our ability to sell any shares under the Primary Offering.

Risks Related to Our Management and Control Persons

Because Cyrus Sajna and Davidra Sajna currently has 45% of our outstanding Common Stock, investors may find that corporate decisions influenced by Cyrus Sajna and Davidra Sajna are inconsistent with the best interests of other stockholders .

Cyrus Sajna and Davidra Sajna currently has 45% of the outstanding shares of our Common Stock. Accordingly, Cyrus Sajna and Davidra Sajna will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. While we have no current plans with regard to any takeover, merger, consolidation or sale of substantially all of our assets, the interests of Cyrus Sajna and Davidra Sajna may still differ from the interests of the other stockholders.

The loss of key management personnel could adversely affect our ability to continue operations.

We are entirely dependent on the efforts of our CEO, President and Chief Financial Officer because of the time and effort that she devotes to us. She is in charge of overseeing all development strategies, supervising any/all future personnel, including any consultants or contractors that we will engage to assist in developing our business model, and the establishment of our future sales team. Their loss, or other key personnel in the future, could have a material adverse effect on our business, financial condition and results of operations. We do not maintain “key person” life insurance on our officers, directors or key employees. Our success will depend on the performance of Ms. Debbie Carter and our ability to attract and motivate other key personnel.

The lack of Public Company experience of our officers and directors could adversely impact our ability to comply with the reporting requirements of U.S. Securities laws.

Our officers and directors, including Ms. Debbie Carter, has no experience managing a public company, which could adversely impact our ability to comply with legal, regulatory, and reporting requirements of U.S. Securities laws. Our management may not be able to implement programs and policies in an effective and timely manner to adequately respond to such legal, regulatory and reporting requirements, including the establishment and maintenance of internal controls over financial reporting. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934, which are necessary to maintain public company status. If we were to fail to fulfill those obligations, our ability to operate as a U.S. public company would be in jeopardy in which event you could lose your entire investment in our company. Our ability to operate successfully may depend on our ability to attract and retain qualified personnel with appropriate experience in the management of a public company. Our ability to find and retain qualified personnel on our terms and budget may be very limited

We will likely conduct further offerings of our equity securities in the future, in which case your proportionate interest may become diluted.

Since our inception, we have relied on sales of our common shares to fund our operations. We will likely be required to conduct additional equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common shares are issued in return for additional funds, the price per share could be lower than that paid by our current shareholders. We anticipate continuing to rely on equity sales of our common shares in order to fund our business operations. If we issue additional shares, your percentage interest in us could become diluted.

The Company’s board of directors beneficially own and will continue to own a majority of the Company’s common stock and, as a result, can exercise control over stockholder and corporate actions.

The Company anticipates that its executive officers and directors will, in the aggregate, beneficially own approximately [64%] of its issued and outstanding capital stock following the completion of this offering, assuming the sale of all Shares hereby offered. Accordingly, the present shareholders, by virtue of their percentage share ownership and certain procedures established by the certificate of incorporation and by-laws of the Company for the election of its directors, may effectively control the board of directors and the policies of the Company. As a result, these stockholders will retain substantial control over matters requiring approval by the Company’s stockholders, such as (without limitation) the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control, which in turn could have a material adverse effect on the market price of the Company’s common stock or prevent stockholders from realizing a premium over the market price for their Shares.

The Company depends on its management team to manage its business effectively.

The Company's future success is dependent in large part upon its ability to understand and develop the business plan and to attract and retain highly skilled management, operational and executive personnel. In particular, due to the relatively early stage of the Company's business, its future success is highly dependent on its officers, to provide the necessary experience and background to execute the Company's business plan. The loss of any officer’s services could impede, particularly initially as the Company builds a record and reputation, its ability to develop its objectives, particularly in its ability to operate hotels and retail stores and as such would negatively impact the Company's possible overall development.

The time devoted by Company management may not be full-time.

It is not anticipated that key officers would devote themselves full-time to the business of the Company at the present time. Once the Company obtains additional financing or generates sufficient revenues and profits, officers may then become employed in a full-time capacity.

Government regulation could negatively impact the business.

The Company’s business segments may be subject to various government regulations in the jurisdictions in which they operate. Due to the potential wide scope of the Company’s operations, the Company could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. The Company may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. The Company’s operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to its business or industry.

There has been no prior public market for the Company’s securities and the lack of such a market may make resale of the stock difficult.

No prior public market has existed for the Company’s securities and the Company cannot assure any investor that a market will develop subsequent to this offering. An investor must be fully aware of the long-term nature of an investment in the Company. The Company intends to apply for quotation of its common stock on the OTC Bulletin Board as soon as possible which may be while this offering is still in process. However, the Company does not know if it will be successful in such application, how long such application will take, or, that if successful, that a market for the common stock will ever develop or continue on the OTC Bulletin Board. If for any reason the common stock is not listed on the OTC Bulletin Board or a public trading market does not otherwise develop, investors in the offering may have difficulty selling their common stock should they desire to do so. If the Company is not successful in its application for quotation on the OTC Bulletin Board, it will apply to have its securities quoted by the Pink OTC Markets, Inc., real-time quotation service for over-the-counter equities.

The Company does not project paying dividends during its development stage and during the early stages of growth and anticipates that it will retain future earnings for funding the Company’s growth and development. Therefore, investors should not expect the Company to pay dividends in the foreseeable future. As a result, investors may not receive any return on their investment prior to selling their Shares in the Company, if and when a market for such Shares develops. Furthermore, even if a market for the Company’s securities does develop, there is no guarantee that the market price for the shares would be equal to or more than the initial per share investment price paid by any investor. There is a possibility that the Shares could lose all or a significant portion of their value from the initial price paid in this offering.

The Company’s stock may be considered a penny stock and any investment in the Company’s stock will be considered a high-risk investment and subject to restrictions on marketability.

If the Shares commence trading, the trading price of the Company's common stock may be below $5.00 per share. If the price of the common stock is below such level, trading in its common stock would be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended. These rules require additional disclosure by broker-dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser’s written consent to the transactions before sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Company’s common stock which could impact the liquidity of the Company’s common stock.

The Company is subject to the potential factors of market and customer changes.

The business of the Company is susceptible to rapidly changing preferences of the marketplace and its customers. The needs of customers are subject to constant change. Although the Company intends to carry out its plan of developing recreational centers to satisfy changing customer demands in the marketplace, there can be no assurance that funds for such expenditures will be available or that the Company's competition will not develop similar or superior capabilities or that the Company will be successful in its internal efforts. The future success of the Company will depend in part on its ability to respond effectively to rapidly changing trends, industry standards and customer requirements by adapting its visions of entertainment and leisure centers and the experience offered by products and services.

Product liability claims could adversely affect the Company.

The Company may be subject to product liability claims from customers or fines from regulatory agencies relating to products that are recalled, defective or harmful. Such claims could arise from factors beyond the Company’s control. The Company generally seeks contractual indemnification and insurance coverage from its suppliers. However, without adequate insurance or contractual indemnification available, such claims could have a material adverse effect on the Company’s business, financial condition and results of operation. Litigation expenses could increase as well, which may have a materially negative impact on results of operations, regardless of the outcome of the claim. Furthermore, such claims may cause significant damage the Company’s reputation and diminish customer confidence in its products.

The Company has authorized the issuance of preferred stock with certain preferences.

The board of directors of the Company is authorized to issue up to 100,000,000 shares of $0.0001 par value preferred stock. The board of directors has the power to establish the dividend rates, liquidation preferences, and voting rights of any series of preferred stock, and these rights may be superior to the rights of holders of the Shares. The board of directors may also establish redemption and conversion terms and privileges with respect to any shares of preferred stock. Any such preferences may operate to the detriment of the rights of the holders of the Shares, and further, could be used by the board of directors as a device to prevent a change in control of the Company. No such preferred shares or preferences have been issued to date, but such shares or preferences may be issued at a later time, subject to the sole discretion of the board of directors.

The Company does not maintain certain insurance, including errors and omissions and indemnification insurance.

The Company has limited capital and, therefore, does not currently have a policy of insurance against liabilities arising out of the negligence of its officers and directors and/or deficiencies in any of its business operations. Even assuming that the Company obtained insurance, there is no assurance that such insurance coverage would be adequate to satisfy any potential claims made against the Company, its officers and directors, or its business operations. Any such liability which might arise could be substantial and may exceed the assets of the Company. The certificate of incorporation and by-laws of the Company provide for indemnification of officers and directors to the fullest extent permitted under Delaware law. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons, it is the opinion of the Securities and Exchange Commission that such indemnification is against public policy, as expressed in the Act, and is therefore, unenforceable.

Intellectual property and/or trade secret protection may be inadequate.

The Company has applied for certain intellectual property and trade secret protection on certain aspects of its business. However, there can be no assurance that the Company can obtain effective protection against unauthorized duplication or the introduction of substantially similar solutions and services.

The offering price of the Shares has been arbitrarily determined by the Company and such offering should not be used by an investor as an indicator of the fair market value of the Shares.

Currently there is no public market for the Company’s common stock. The offering price for the Shares has been arbitrarily determined by the Company and does not necessarily bear any direct relationship to the assets, operations, book or other established criteria of value of the Company. Thus an investor should be aware that the offering price does not reflect the fair market price of the Shares.

The Company has included the selling stockholders in the secondary public offering (or private placement) for Shares in parallel with this offering.

The Company is conducting a primary public offering (or private placement) for Shares to raise proceeds for the Company. Such an offering may be conducted in parallel with or immediately following this offering. Sales of additional Shares [in the current or any future Primary Offering] will dilute the percentage ownership of shareholders in the Company.

Risks Related to Our Common Stock

Because we have intangible assets but no revenue, we may be considered a [development stage] company " and will be subject to more stringent reporting requirements.

The Securities and Exchange Commission ("SEC") adopted Rule 405 of the Securities Act and Exchange Act Rule 12b-2 which defines a shell company as a registrant that has no or nominal operations, and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets.

On February 16, 2015, the Company implemented a change of control by issuing shares to new shareholders, redeeming shares of existing shareholders, electing new officers and directors and accepting the resignations of its then existing officers and directors. In connection with the change of control, the shareholders of the Company and its board of directors unanimously approved the change of the Company’s name from Sky Run Acquisition Corporation to Hoverink International Holdings, Inc. Prior to this the company was a shell as defined in Rule 405. The company ceased being a shell as of Feb 16th 2015.

Our balance sheet reflects that we have cash and intangible assets; however, if we are defined as a shell company. The new rules prohibit shell companies from using a Form S-8 to register securities pursuant to employee compensation plans. However, the new rules do not prevent us from registering securities pursuant to S-1 registration statements. Additionally, the new rule regarding Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company. If an acquisition is undertaken (of which we have no current intention of doing), we must file a current report on Form 8-K containing the information required pursuant to Regulation S-K within four business days following completion of the transaction together with financial information of the acquired entity. In order to assist the SEC in the identification of shell companies, we are also required to check a box on Form 10-Q and Form 10-K indicating that we are a shell company. To the extent that we are required to comply with additional disclosure because we are a shell company, we may be delayed in executing any mergers or acquiring other assets that would cause us to cease being a shell company. The SEC adopted a new Rule 144 effective February 15, 2008, which makes resales of restricted securities by shareholders of a shell company more difficult.

Since there is no minimum for our offering, if only a few persons purchase shares they will lose their money without us being even able to develop a market for our shares.

Since there is no minimum with respect to the number of shares to be sold directly by the Company in its offering, if only a few shares are sold, we will be unable to even attempt to create a public market of any kind for our shares. In such an event, it is highly likely that the entire investment of shareowners would be lost. Even if all of the shares are purchased, we could have the same result.

The offering price of our common stock has been determined arbitrarily.

The price of our common stock in this offering has not been determined by any independent financial evaluation, market mechanism or by our auditors, and is therefore, to a large extent, arbitrary. Our audit firm has not reviewed management's valuation and, therefore, expresses no opinion as to the fairness of the offering price as determined by our management. As a result, the price of the common stock in this offering may not reflect the value perceived by the market. There can be no assurance that the shares offered hereby are worth the price for which they are offered and investors may, therefore, lose a portion or all of their investment.

Risks Related To Ownership of Our Shares

The interests of shareholders may be hurt because we can issue shares of our common stock to individuals or entities that support existing management with such issuances serving to enhance existing management’s ability to maintain control of our company.

Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued common shares. Such issuances may be issued to parties or entities committed to supporting existing management and the interests of existing management which may not be the same as the interests of other shareholders. Our ability to issue shares without shareholder approval serves to enhance existing management’s ability to maintain control of our company.

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability that may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our Articles of Incorporation at Article X provide for indemnification as follows: "No director or officer of the Corporation shall be personally liable to the Corporation or any of its stockholders for damages for breach of fiduciary duty as a director or officer; provided, however, that the foregoing provision shall not eliminate or limit the liability of a director or officer: (i) for acts or omissions which involve intentional misconduct, fraud or knowing violation of law. Any repeal or modification of an Article by the stockholders of the Corporation shall be prospective only, and shall not adversely affect any limitation of the personal liability of a director or officer of the Corporation for acts or omissions prior to such repeal or modification. In the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with our activities, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

We may conduct business through subsidiaries that will be treated as partnerships for federal income tax purposes and subject to income taxes

As stated, The Company intends to develop and operate Hoverink recreational centers in strategic locations throughout the United States. Hoverink or a designated subsidiary shall derive 90% of its income in a “Qualifying Income” method as defined in Section 7704(d) of the U.S. Internal Revenue Code. It shall derive its Qualifying Income primarily due to receiving 90% of its income from the prepaid rents collected from real property or the gain from the sale or disposition of real property within our Hoverink for the first 1-5 years. Currently we are treated as a corporation for U.S. federal income tax purposes. The present U.S. federal income tax treatment may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time, members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect partnerships. We are unable to predict whether any of these changes or other proposals will be reintroduced or will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common stock. Any modification to U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the qualifying income requirement for any subsidiary owned by us to be treated as a partnership for U.S. federal income tax purposes.  In order for a subsidiary to be treated as a partnership for federal income tax purposes, at least 90% of our gross income must be qualifying income

Currently, there is no established public market for our securities, and there can be no assurances that any established public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

Prior to the date of this prospectus, there has not been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. We have not found a market maker. There can be no assurance that we will find a market maker willing to file an application with FINRA on our behalf and if we neither do that the market maker’s application will be accepted by FINRA nor can we estimate as to the time period that the application will require. We are not permitted to file such application on our own behalf. If the application is accepted, there can be no assurances as to whether

(I) any market for our shares will develop;

(ii) The prices at which our common stock will trade; or

(iii) The extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

If we become able to have our shares of common stock quoted on the OTCQB and/or OTCBB, we will then try, through a broker-dealer and its clearing firm, to become eligible with the Depository Trust Company ("DTC") to permit our shares to trade electronically. If an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCQB/OTCBB), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock Transactions - like all companies on the OTCQB and OTCBB. What this boils down to is that while DTC-eligibility is not a requirement to trade on the OTCQB or OTCBB, it is a necessity to process trades on the OTCBB if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take. In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of the Company and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock. Because of the anticipated low price of the securities being registered, many brokerage firms may not be willing to effect transactions in these securities. Purchasers of our securities should be aware that any market that develops in our stock will be subject to the penny stock restrictions. See “Plan of Distribution” and Risk Factors below.

If we are designated a shell in the future your ability to resell your shares would be limited

All of the presently outstanding shares of our common stock are "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC has adopted final rules amending Rule 144 which have become effective on August 15, 2008. Pursuant to the new Rule 144, one year must elapse from the time a “shell company,” as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, ceases to be a “shell company” and files a Form 8-K addressing Item 5.06 with such information as may be required in a Form 10 Registration Statement with the SEC, before a restricted shareholder can resell their holdings in reliance on Rule 144. The Form 10 information or disclosure is equivalent to the information that a company would be required to file if it were registering a class of securities on Form 10 under the Exchange Act. Under amended Rule 144, restricted or unrestricted securities that were initially issued by a reporting or non-reporting shell company or a company that was at any time previously a reporting or non-reporting shell company can only be resold in reliance on Rule 144 if the following conditions are met:

1) The issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company;

2) The issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;

3) the issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months (or shorter period that the Issuer was required to file such reports and materials), other than Form 8-K reports; and

4) at least one year has elapsed from the time the issuer filed the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company. At the present time, we are not classified as a “shell company” under Rule 405 of the Securities Act Rule 12b-2 of the Exchange Act. To the extent the Company is designated a shell, you would be unable to sell your shares under Rule 144.

Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions pertaining to low priced stocks that create a lack of liquidity and make trading difficult or impossible.

The trading of our securities, if any, will be in the over-the-counter market which is commonly referred to as the OTCBB as maintained by FINRA. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities. Rule 3a51-1 of the Exchange Act establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock. For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

- The basis on which the broker or dealer made the suitability determination, and

- That the broker or dealer received a signed, written agreement from the investor prior to the transaction

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commission’s payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Additionally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their securities.

The market for penny stocks has experienced numerous frauds and abuses that could adversely impact investors in our stock.

Company management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

- Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

- "Boiler room" practices involving high pressure sales tactics and unrealistic price projections by sales persons;

- Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

- Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws that prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

There is currently no established public market for our common stock, and there can be no assurance that any established public market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We currently do not intend to and may not be able to qualify securities for resale in at least 17 states which do not offer manual exemptions (or may offer manual exemptions but may not to offer one to us if we are considered to be a shell company at the time of application) and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one. See also “Plan of Distribution-State Securities-Blue Sky Laws.”

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures. Because none of our directors (currently three persons) are independent directors, we do not currently have independent audit or compensation committees. As a result, these directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations. We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

As of the effective date of our registration statement of which this prospectus is a part, we will become subject to certain informational requirements of the Exchange Act, as amended and we will be required to file periodic reports (i.e., annual, quarterly and material events) with the SEC which will be immediately available to the public for inspection and copying. In the event during the year that our registration statement becomes effective, these reporting obligations may be automatically suspended under Section 15(d) of the Exchange Act if we have less than 300 shareholders and do not file a registration statement on Form 8-A (of which we have no current plans to file). If this occurs after the year in which our registration statement becomes effective, we will no longer be obligated to file such periodic reports with the SEC and access to our business information would then be even more restricted. After this registration statement on Form S-1 becomes effective, we may be required to deliver periodic reports to security holders as proscribed by the Exchange Act, as amended. However, we will not be required to furnish proxy statements to security holders and our directors, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act until we have both 500 or more security holders and greater than $10 million in assets. This means that access to information regarding our business and operations will be limited. However, we plan to voluntarily continue reporting in the absence of an SEC reporting obligation.

Our reporting obligations under section 15(d) of the securities exchange act of 1934, as amended, may be suspended automatically if we have fewer than 300 shareholders of record on the first day of our fiscal year.

We will not register our common stock under Section 12(g) of the Securities Exchange Act of 1934. Therefore, we will not be subject to the Commission’s proxy, tender offer, and short swing insider trading rules for Section 12 registrants and our obligation to file reports under Section 15(d) of the Exchange Act will be automatically suspended if, on the first day of any fiscal year (other than a fiscal year in which a registration statement under the Securities Act has gone effective), we have fewer than 300 shareholders of record.  This suspension is automatic and does not require any filing with the SEC.  In such an event, we would only be required to file an annual report for the twelve months after this prospectus is declared effective by the SEC. Accordingly, we may cease providing periodic reports and current or periodic information, including operational and financial information, may not be available with respect to our results of operations.  If our obligation to file reports under Section 15(d) is suspended it may decrease our common stock’s liquidity, if any, affecting your ability to resell our common stock.

For all of the foregoing reasons and others set forth herein, an investment in our securities in any market that may develop in the future involves a high degree of risk.

NASDAQ Ticker Symbol Reservation

We requested that NASDAQ reserve the ticker symbol "HRNK" for Hoverink International Holdings,Inc. This Reservation has been approved and will be reserved for Hoverink International Holdings, Inc. for twenty four months from the date of the reservation 15 July 2017.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This prospectus contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. The actual results could differ materially from our forward-looking statements. Our actual results are most likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in this Risk Factors section and elsewhere in this prospectus.

We intend to register the following securities

		Proposed
	Amount	Maximum	Maximum	Amount of
Title of Each Class of	to be	Offering Price	Aggregate	Registration
Securities to be Registered	Registered per Share	Offering Price	Amount	Fee
(Primary Offering)
Common stock, $0.0001 Par value per share

	156,250 shares	$6.40	$1,000,000	136.00

(Secondary Offering) Common stock, $0.0001 Par value per share By the Selling Stockholders

	1,692,000 shares	$6.40	$10,828,800	1,280.00

Use of Proceeds from the sale of Securities to be Registered

USE OF PROCEEDS

The following table sets forth the uses of proceeds assuming the sale of 25%, 50%, 75% and 100% respectively, of the securities offered for sale by the Company. There is no assurance that we will raise the full $1,000,000 as anticipated. The following scenarios are for illustrative purposes only and the actual amounts of proceeds, if any, may differ.

The following table below sets forth the net proceeds assuming the sale of 25%, 50%, 75% and 100% of the Primary Offering. See also “Plan of Operation”. We plan to use the net proceeds of the Primary Offering as set forth below (all amounts listed below are estimates):

The principal purposes of this offering is to raise sufficient capital for us to implement our business plan, become a reporting under the Exchange Act and create a public market for our common shares. If we are unable to sell any shares under the Primary Offering, we have sufficient funds to pay the costs of this offering. However, expenses associated with meeting our reporting obligations under the Exchange Act will take priority over anything else.

Item	25%	50%	75%	100%
Gross proceeds	$250,000.00	$500,000.00	$750,000.00	$1,000,000.00
Expected offering expenses	$38,000.00	$38,000.00	$38,000.00	$38,000.00
Net proceeds	$214,000.00	$464,000.00	$714,000.00	$964,000.00

Item	25%	50%	75%	100%
General Working Capital	$0	$0	$0	$0
Marketing Expenses	10,700	23,200	35,700	48,200
Management and Consulting Expenses - Orbital Path	82,390	178,640	274,890	371,140
Selling, General & Administrative Expenses	72,760	157,760	242,760	327,760
Architects & Structural Engineers	24,610	53,360	82,110	110,860
Legal and Accounting Expenses	23,540	51,040	78,540	106,040

Total	$214,000.00	$464,000.00	$714,000.00	$964,000.00

Intellectual Property

Trademark applications

We have also filed five (5) trademark applications covering Syris ® which is the name of our Hover Car,  Space Watch ® which allows advertisers display their brand names in Holographic image form from an Orbital Satellite for billions to see from Earth . Hovergram ® which allows for additional advertising within our Hoverinks, our ECOCHAIR ®  and finally the HOVERINK ® mark which covers our, logo and the “Hoverink” slogan for Hoverink™, as well as our company’s name. The marks filing dates were filed on April 29th 2015 in the United States.

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

Word Mark SPACEWATCH

Goods and Services IC 009. US 021 023 026 036 038. G & S: SATELLITE COMMUNICATIONS SYSTEMS;

Serial Number 86613239

Word Mark ECOCHAIR

Goods and Services IC 020. US 002 013 022 025 032 050. G & S: SEATING, CHAIRS; AIRCRAFT AND VEHICULAR SEATING

Serial Number 86613240

Business Plan

Our business plan requires further completion of these tasks which will require the hiring of employees and/or outside contractors. With the level of sophistication and expertise of our president and chief executive officer, as well as other various industry professionals that she knows, the Company should make further progress in its development of the intended products and services for its planned divisions, but currently no specific timeframe can be provided. Most if not all of these actions will be predicated on the Company obtaining the necessary financing to accomplish these steps. If financing is not available on terms reasonable to the Company and its shareholders, then the progression steps of this business plan will not occur as planned and may never occur.

We currently have no additional sources of financing and no commitments for financing. There are no assurances that we will obtain sufficient financing or the necessary resources to enter into contractual agreements with outside developers or sales/marketing firms. If we do not receive any funding or financing, our business is likely to be maintained with limited operations for at least the next 12 months because our president and chief executive officer, will continue providing her professional services without current compensation. We do not currently have a formal agreement in place with our president and chief executive officer covering this period; however, our president and chief executive officer’s current plan is to do substantially all administrative and planning work as well as basic programming and marketing work on her own without cash compensation while she seeks other sources of funding for the Company.

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below and/or elsewhere in this prospectus. We believe that the perception that many people have of a public company makes it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company. We have not performed any studies of this matter. Our conclusion is based on our own observations. However, there can be no assurances that we will be successful in any of those efforts even if we become a public entity. Additionally, the issuance of restricted shares will dilute the percentage of ownership interest of our stockholders.

Potential Revenue

The Company expects to earn potential revenue from sales of advertising and Hover-time and furthermore rents and or sales of properties within our Hoverinks to restaurants etc. The Company intends to price Hoverink Board & Hoverink Hover Car rentals ` at a minimum of $19.99 with unlimited Hoverink hover board and suits and Hoverink Hover Car packages starting at $39.99 for as many hover sessions the patron can ascertain in the timeframe allotted. Each hover session may last approximately from 1:34 seconds to approximately 4 minutes. Our base advertising price ranging from $1MM USD to $1.6MM USD per advertiser within all our Hoverinks for a full year. While, our Orbital SPACE WATCH Satellite base advertising price ranges from $4.1MM USD to $4.9MM USD per advertiser for two years. However, Hoverink shall derive 90% of its income in a “Qualifying Income” method as defined in Section 7704(d) of the U.S. Internal Revenue Code. It shall derive its Qualifying Income primarily due to receiving most of its income from the prepaid rents collected from real property or the gain from the sale or disposition of real property within our Hoverink for the first 1-5 years. The Company plans to build Hoverink Entertainment centers featuring Hoverink Hover boards and Hoverink Hover Cars and generate revenues from the sale of prepaid rents and Hover time for our Hoverink Hover boards and Hoverink Hover Car rentals and from our indoor Hoverink advertisers who purchase Hologram Advertising packages within Hoverink

The Space Watch satellite revenues should with at least 100 advertising clients generate revenues of approximately $410 Million to $490 Million USD. Revenues from Hoverink and the sale of advertising within Hoverink are based on admissions into Hoverink facilities and occupancy guidelines which may in certain instances vary. It is estimated that 100 Hoverink advertisers can generate revenues of $100 Million to $160 Million USD. The Space Watch satellite revenues should with at least 100 advertising clients generate revenues of approximately $410 Million to $490 Million USD and are considered our Revenue’s Generated when Space Watch Satellite Completes each “Orbital Arc which may vary from whether or not the Space Watch satellite is in a High or a Low Orbit. Revenues from Hoverink and the sale of advertising within Hoverink are based on admissions into Hoverink facilities and occupancy guidelines which may in certain instances vary. It is estimated that 100 Hoverink advertisers can generate revenues of $100 Million to $160 Million USD

Revenues and Losses for Period Ended March 31, 2015

As of March 31, 2015, the Company had not generated revenues and had no income or cash flows from operations since inception. At March 31, 2015, the Company had a net loss of $13,461 and an accumulated deficit of $14,868

Liquidity

We will pay all costs relating to this offering estimated at $38,000.00. This amount will be paid as and when necessary and required or otherwise accrued on the books and records of Hoverink International Holdings, Inc until we are able to pay the full amount due either from revenues or loans from a related or unrelated third party. Absent sufficient revenues to pay these amounts within six months from the date of this prospectus, we will seek financial assistance from our shareholders or a third party who may agree to loan us the funds to cover the balance of outstanding professional and related fees relating to our prospectus to the extent that such liabilities cannot be extended or satisfied in other ways and our professionals insist upon payment. If and when loaned, the loans will be evidenced by a noninterest-bearing unsecured corporate note to be treated as a loan until repaid, if and when Hoverink International Holdings,Inc.has the financial resources to do so. No formal written arrangement exists with respect to anyone’s commitment to loan funds for this purpose.

Since acquiring the Hoverink / Space Watch business plan, most of our resources and work have been devoted to planning our business, web site development, smart rink development, Hoverink systems and controls, and completing our registration statement. When those procedures are done, which we believe will occur over the next few months, we will primarily work on our intended service offerings as well further internal development of Hoverink / Space Watch.

We believe that the work needed to acquire the architectural firm and aerospace engineering firm or university and furthermore the Orbital Path for our Space Watch Satellite will range between $200,000 and $250,000 for each. If we are able to secure funding for these procedures, of which there are no assurances, we can commence the launch of our Hoverink and Space Watch Satellite to the public.

If we are only able to use internal resources only (primarily consisting of the services of our board of directors, president and chief executive officer), the process will take much longer and our initial launch may be limited to a much smaller target market.

If we are unable to raise any funds, the development costs would have to be provided by our board of directors or president and chief executive officer to the extent that she is capable and willing to provide such funds.

We intend to engage a capable Satellite Launch Services firm for our Space Watch Satellite needs which we use on an as “needed basis” their function and assistance is limited by our availability of financing. Our goal would be to have the satellite retrofitted with our Hologram image producers, but there is no way of estimating what the likelihood of achieving that goal would be.

Private capital, if sought, we believe will be sought from former business associates of our president and chief executive officer or through private investors referred to us by those same business associates. To date, we have received a loan for $138,000 through Mr. Cyrus Sajna, Director and founder of Hoverink the private company.

We have limited our cash use and our cash can sustain our current operations for approximately 12 months.

If a market for our shares ever develops, of which there can be no assurances, we may use restricted shares of our common stock to compensate employees/consultants and independent contractors wherever possible. We cannot predict the likelihood or source of raising capital or funds that may be needed to complete the development of our business plan and its stages as outlined above.

We have embarked upon an effort to become a public company and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. Once we become a public entity, subject to the reporting requirements of the Exchange Act of 1934, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports and proxy statements, if required. We estimate that these costs will range up to $50,000 per year over the next few years and may be significantly higher if our business volume and transactional activity increases but should be lower during our first year of being public because our overall business volume (and financial transactions) will be lower, and we will not yet be subject to the requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 relating to having our independent registered public accounting firm attest to, and report on, management’s assessment of its internal controls until we exceed $75 million in market capitalization (if ever).

These obligations will certainly reduce our ability and resources to expand our business plan and activities. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling outstanding obligations (i.e. issuance of restricted shares of our common stock) and compensate independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of these efforts.

We will also reduce compensation levels paid to management (if we attract or retain outside personnel to perform this function) if there is insufficient cash generated from operations to satisfy these costs.

There are no current plans to seek private investment. We do not have any current plans to raise funds through the sale of securities except as set forth herein. We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons and/or firms providing services to us, although there can be no assurances that we will be successful in any of those efforts. However, these actions, if successful, will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of Hoverink International Holdings, because the shares may be issued to parties or entities committed to supporting existing management.

Hoverink International Holdings, Inc. may offer shares of its common stock to settle a portion of the professional fees incurred in connection with its registration statement. No negotiations have taken place with any professional and no assurances can be made as to the likelihood that any professional will accept shares in settlement of obligations due them

On March 19th of 2015 the company entered into a loan for $138,000.00 This loan matures in March 31st 2019 and can be paid in full at any time before without prepayment penalty.

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

To fund operations for the next twelve months, the Company projects a need for $500,000 that will have to be raised through debt or equity.

If the Company is unable to obtain adequate capital, it could be forced to cease operations. Accordingly, the accompanying financial statements are accounted for as if the Company is a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should be Company be unable to continue as a going concern

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Critical Accounting Policies

The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made. See notes to the financial statements, included elsewhere in this prospectus, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements

Seasonality

We have not noted a significant seasonal impact in our business (or businesses like ours) although having just commenced operations it is too early to tell.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future.

BUSINESS

The Company

We are an emerging growth company as defined in Section 2(a) (19) of the Securities Act. Pursuant to Section 107 of the Jumpstart Our Business Startups Act, we may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards, meaning that we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have chosen to take advantage of the extended transition period for complying with new or revised accounting standards applicable to public companies to delay adoption of such standards until such standards are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

Hoverink International Holdings, Inc. plans to primarily focus on Hovering for entertainment at Hoverink in the Company’s Hoverink Hover Cars or Hoverink Boards & SPACE WATCH. The company also intends to generate advertising revenues by the sale of advertising packages to advertisers seeking to display their brand names in Holographic image form from an Orbital Geostationary Satellite – SPACE WATCH. The Orbital satellite can advertise our client’s brand names in hologram form from space for billions of people to see from Earth while the SPACE WATCH Satellite completes low and medium earth orbits.

We have filed five (5) trademark applications and consider these as intangible assets.

The Company intends to develop and operate Hoverink recreational centers in strategic locations throughout the United States. Hoverink shall derive 90% of its income in a “Qualifying Income” method as defined in Section 7704(d) of the U.S. Internal Revenue Code. It shall derive its Qualifying Income primarily due to receiving 90% of its income from the prepaid rents collected from real property or the gain from the sale or disposition of real property within our Hoverink for the first 1-5 years. The Company plans to build Hoverink Entertainment centers featuring Hoverink Hover boards and Hoverink Hover Cars and generate revenues from the sale of prepaid rents which allow us to qualify for the “Qualifying Income” method as defined in Section 7704(d) of the U.S. Internal Revenue Code and Hover time for our Hoverink Hover boards and Hoverink Hover Car rentals and from our indoor Hoverink advertisers who purchase Hologram Advertising packages within Hoverink.

Advertising revenues – Creating advertising revenues by the sale of advertising packages to advertisers seeking to display their brand names in Holographic image form within Hoverink and from our Orbital Geostationary Satellite – SPACE WATCH is our fundamental goal and main disruptor plan. Global companies such as Pepsi, Coke, Starbucks, will be secured via the use of Public Relations Firms and many others

Market Overview

The Company believes that the recreational center and theme park industry is an attractive sector characterized by a proven business model generating significant cash flow and with clear avenues for growth. Theme parks offer a strong consumer value proposition, particularly when compared to other forms of out-of-home entertainment such as concerts, sporting events, cruises and movies. As a result, theme parks attract a broad range of guests and generally exhibit strong margins across regions, operators, park types and macroeconomic conditions.

According to a study from IBISWorld Report, the U.S. theme park industry hosts approximately 315 million visitors per year. The industry is characterized by a large number of venues ranging from a small group of high attendance, heavily-themed destination theme parks to a large group of lower attendance local theme parks and family entertainment centers. According to the TEA/AECOM Report, the United States is the largest theme park market in the world with five of the ten largest theme park operators and 12 of the 25 most-visited theme parks in the world. In 2013, the U.S. theme park industry was expected to generate approximately $14.7 billion in revenues, according to the IBISWorld Report.

Marketing Strategy

The Company has conducted limited advertising and marketing to date as the primary focus of the Company since inception has been to concentrate on beginning its construction and development efforts. The Company has, however, given substantial attention to constructing the marketing strategy and plans that it will use once its project enters the marketplace. We expect that our initial target market will be individual’s adults & families with children ranging in ages from children to adults that live within a convenient driving distance from our Hoverink.

We expect to utilize common multi-targeted marketing approaches used in the entertainment field, including:

•	Participation at trade shows and conferences to increase awareness
•	Television campaigns (National)
•	Direct mail campaigns to our online subscribers
•	Testimonials from Hover Air Boarders
•	Trade publications

•	Transit Shelters
•	Bus
•	Malls
•	Airports
•	Specta-color
•	Space Watch Satellite

Strategic Partners and Suppliers

We will partner with Public Relations firms to ascertain our Hoverink and Space Watch advertising clients. We may enter into agreements with television networks to create brand awareness and generate public interest in our Hoverink. We also may enter into agreements with various 3D printer supply firms for our Hoverink Hover Car Production needs as well as our Hoverink Boards production capacities

Market Opportunity

There is currently Millions in advertising spent each year. The Company has targeted strategic locations in to develop its Hoverink recreational centers. The Company is continues to focus on the development of its technologies and strategies and at the moment has no presence in the theme park industry. The Company plans to grow organically as a participant in the theme park industry. The Company will benefit from further expanding its operations and developing its economy of scale, expanding its brand recognition and customer loyalty and increasing its knowledge of industry operations, thereby allowing the Company to optimize its future operations and progressively develop future projects to reach their full potential

Pricing

The Company intends to price Hoverink Board & Hoverink Hover Car rentals ` at a minimum of $19.99 with Hoverink hover board and suits and Hoverink Hover Car packages starting at $39.99 for as many hover sessions the patron can ascertain in the timeframe allotted. Each hover session may last approximately from 1:34 seconds to approximately 4 minutes. Our base advertising price ranging from $1MM USD to $1.6MM USD per advertiser within all our Hoverinks for a full year. While, our Orbital SPACE WATCH Satellite base advertising price ranges from $4.1MM USD to $4.9MM USD per advertiser for two years. This advertising plan offers advertisers the unique ability to advertise in real time actionable Holograms within our Hoverink and also advertise their brand by use of our Spacewatch Satellite which is an orbital satellite that advertises holographic images creating brand awareness that can be seen by billions of people from Space. These advertisers may be obtained by use of dynamic public relations firms domiciled in the United States and abroad. Our advertising packages available offer actionable holographic images of each advertiser’s brand name in rotation for a complete year at Hoverink. Or for our Spacewatch Satellite advertising clients. The Space Watch satellite revenues should with at least 100 advertising clients generate revenues of approximately $410 Million to $490 Million USD. Revenues from Hoverink and the sale of advertising within Hoverink are based on admissions into Hoverink facilities and occupancy guidelines which may in certain instances vary. It is estimated that 100 Hoverink advertisers can generate revenues of $100 Million to $160 Million USD

The Company plans to initiate Hoverink (HEH) Hover, Eat, Hover as the rewards card offered. The cards will be rechargeable and we shall have Hoverink Gift cards.

Competition

Many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company. The Company will compete directly with other entertainment and leisure centers, including theme parks and amusement parks and will indirectly compete with all other types of recreational facilities and forms of entertainment within their market areas, including movies, sports attractions and vacation travel. There can be no assurance that the Company will be able to compete successfully. In addition, the Company will be faced with numerous competitors, both strategic and financial, in attempting to obtain competitive products. Many actual and potential competitors we believe are part of much larger companies with substantially greater financial, marketing and other resources than the Company, and there can be no assurance that the Company will be able to compete effectively against any of its future competitors.

Sales Strategy

Advertising in Hoverink - The Rink which is an indoor environment with partially curved floor and using adaptive output measured by each individuals per weight and height and thus does so create and sustain the hover sensation by various measures according to height and weight differentials and a plurality of airflow emission actuators. The Smart Rink at Hoverink calculates each Hoverink Hover boarder or Hoverink Hover Car users height and weight differentials and each Hover-lane emits output measures according to each Hoverink Hover Boarder or Hover Car Users height and weight differentials and creates mid-air hovering sensations for Hover Cars and Hover Boards while our paid advertising clients advertise their various brands in Hologram form. We advertise our paid clients brand names as Holographic images using three-dimensional stationary multi-angle sub-pixel display images.

At Hoverink, it is estimated that by 2020 we will have over 4 billion active Hoverink users who have registered their Hoverink Flight demographics to be calculated by our smart rink and then stored on the Hoverink social media platform for when they attend Hoverink so their flight rink output required capacities are always stored in our database. Hoverink as a social media platform is based on the fact that users will be able to freely  create their profile on the Hoverink  social media platform. Note our platform is specifically for Hoverink users to upload profile demographics associated with our Hoverink smart rink; which both calculates and calibrates the hover phenomena for each Hoverink user.

Via our platform, the Hoverink smart rink is provided with the Hoverink user’s height and weight differentials and their Hoverink flight is calculated and calibrated by the smart rink. The Hovergram hologram advertising package works in conjunction with the rink and is designed as a means for advertisers to influence spending habits of our attendees via hologram images within our Hoverink dome

The Hoverink social  media platform retains  information about each Hoverinks user's height and weight differentials and calculates the Hoverink hover board  or Hoverink hover car users flight data and stores it accordingly and provides the smart rink with required calculations to create and sustain the hover phenomenon for our Hoverink hover cars and Hoverink hover boards. Our Hovergram advertising platform is used to Provide our Hoverink amusement park  attendees and patrons of our Hoverink dome recreation facilities a means to receive communications services via holographic advertising of brands that seek to increase awareness or influence spending in our parks. The Hovergram advertising platform provides information about entertainment, amusements and recreation over the internet” and displays such images of our paid advertisers brands in a hologram form within Hoverink.

Advertising with our Orbital SPACE WATCH Satellite - The satellite can advertise our paid client’s brand names in hologram form from space for billions of people to see from Earth while the SPACE WATCH Satellite completes low and medium earth orbits. The implementation of our Orbital SPACE WATCH Satellite which is an orbital Satellite which can display Holographic images using three-dimensional stationary multi-angle sub-pixel display images. The satellite can advertise our paid client’s brand names from space in Hologram form using our Spacewatch satellite which produces holographic images from our paid client database.

The Company is focused on the development of Space Watch and its groundbreaking Hoverink amusement parks. Hoverinks are the Company’s signature recreational area, where the hover phenomena can safely occur. The required components, including Hoverink Hover boards, Hoverink suits, Hoverink shoes and Hoverink Hover cars will be available for rental. The Company intends to develop and operate Hoverink recreational centers in strategic locations throughout the United States. Hoverink shall derive 90% of its income in a “Qualifying Income” method as defined in Section 7704(d) of the U.S. Internal Revenue Code. It shall derive its Qualifying Income primarily due to receiving most of its income from the prepaid rents collected from real property or the gain from the sale or disposition of real property within our Hoverink for the first 1-5 years. The Company plans to build Hoverink Entertainment centers featuring Hoverink Hover boards and Hoverink Hover Cars and generate revenues from the sale of prepaid rents, Hover time and from our indoor Hoverink advertisers who purchase Hologram Advertising packages within Hoverink.

The company also intends to generate advertising revenues by the sale of advertising packages to advertisers seeking to display their brand names in Holographic image form from an Orbital Geostationary Satellite – SPACE WATCH. The Orbital satellite can advertise our client’s brand names in hologram form from space for billions of people to see from Earth while the SPACE WATCH Satellite completes low and medium earth orbits

The Company’s proprietary accomplishments rest in that the Hoverink provides the hover sensation which is controlled by the Hoverink control tower. Through the use of the Company’s signature Hoverink Boards which will be available for rent. The boards assist in the hover phenomena by attaching to the Hoverink shoes which the boarder must wear during hover flight

At Hoverink each Hover lane emits output measures according to each hover boarder or Hover Car Users height and weight differentials and creates hovering sensations for Hover Cars and Hover Boards using a plurality of air paths, and thus creates both Hover Cars Hover Sensation and Hover board Hover sensation and is adaptable by use of our Smart Rink Hover Calibration capabilities and by the plurality of air paths and generates revenues when hover time is purchased at a kiosk within Hoverink or when advertisers purchase hologram advertising within Hoverink.

The Company intends to price Hoverink Board & Hoverink Hover Car rentals ` at a minimum of $19.99 with Hoverink hover board and suits and Hoverink Hover Car packages starting at $39.99 for as many hover sessions the patron can ascertain in the timeframe allotted. Each hover session may last approximately from 1:34 seconds to approximately 4 minutes. Our base advertising price ranging from $1MM USD to $1.6MM USD per advertiser within all our Hoverinks for a full year. While, our Orbital SPACE WATCH Satellite base advertising price ranges from $4.1MM USD to $4.9MM USD per advertiser for two years. This advertising plan offers advertisers the unique ability to advertise in real time actionable Holograms within our Hoverink and also advertise their brand by use of our Spacewatch Satellite which is an orbital satellite that advertises holographic images creating brand awareness that can be seen by billions of people from Space. These advertisers may be obtained by use of dynamic public relations firms domiciled in the United States and abroad. Our advertising packages available offer actionable holographic images of each advertiser’s brand name in rotation for a complete year at Hoverink. Or for our Spacewatch Satellite advertising clients. The Space Watch satellite revenues should with at least 100 advertising clients generate revenues of approximately $410 Million to $490 Million USD. Revenues from Hoverink and the sale of advertising within Hoverink are based on admissions into Hoverink facilities and occupancy guidelines which may in certain instances vary. It is estimated that 100 Hoverink advertisers can generate revenues of $100 Million to $160 Million USD.

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

Property

Our office and mailing address is Hoverink International Holdings, Inc 10250 Constellation Boulevard, Suite 2300 Los Angeles, CA 90067 tele (888) 511-7358. The space is provided to us by Cyrus Sajna. He incurs no incremental costs as a result of our using the space. Therefore, he does not charge us for its use. There is no written lease agreement.

Litigation

We are not party to any pending, or to our knowledge, threatened litigation of any type.

MANAGEMENT

Debbie Mae Carter

Ms. Debbie Mae Carter serves as the Chief Executive Officer, Treasurer and a director of the Company. Ms. Carter currently works as Managing member of Hoverink Opportunities Fund, LP a Delaware Private Equity Fund. Debbie Mae Carter is the Managing Director and Chief Investment Officer of the General Partner of Hoverink Capital Management. Ms. Carter has 15 years of experience in the financial services and investment banking industries. Ms. Carter currently works with Equinox Securities, an advisory firm founded in 2008, as an account manager. She holds the Series 7, the Series 63 and insurance licenses. In the financial services industry, Ms. Carter has a strong focus on managing assets and has advised and managed small business portfolios as well as teaching financial continuing education classes at local universities. Ms. Carter has a Bachelor of Science from TSU. In addition, Ms. Carter completed four years education at Westbrook University and two years internship to become a licensed Naturopathic Doctor. She is currently a third year law student at Concord University.

Davidra Sajna

Ms. Davidra Sajna serves as a Chairman of the Board of Directors. She attended Texas State University at San Marcos, Texas and Austin Community College and received her Associates of Science Degree in Business Administration. Mrs. Sajna has worked with Hoverink, the private company since its founding.

Cyrus Sajna

Cyrus Sajna is Founder of Hoverink. Mr. Cyrus Sajna is the managing partner and Chief Operating Officer of Hoverink Opportunities Fund, LP a Delaware Private Equity Fund and is a Managing Member of Hoverink Capital Management. He attended Chicago State University 2000-2004 as a Pre Med major with interest in cardiology. He also has experienced trading seminars on the Floor of the Chicago Mercantile Exchange. This CME open outcry training opportunity changed his life. The privately held firm located within the Chicago Mercantile Exchange taught him Open Outcry trading of the S&P 500 which did in fact open the proverbial eyes of his true capabilities.

He began working on Hoverink as a result of his dream of creating a Hover Board experience that was truly safe for the hover boarder. While often bullied as a child for his scientific outlook. He never gave up on his dream of the world hovering in a safe environment. This outlook is based on the fact that many hover board creators today do not have a formula for a universal hover height modulation program or while hovering; a calculated and calibrated braking anomaly or even steering a Hover board. Cyrus knew that creating an indoor controlled hover environment with Hover traffic being automated and controlled was the true basis of Hovering for entertainment for hover boards and thus he created "Hoverink" He then realized that if he could successfully create and sustain the hover sensation for Hover boards; he could also create the hover sensation for Hover Cars as well. Thus, the creation of our Smart Rink technologies which both creates and sustains the hover sensation for both Hoverink Hover boards and Hoverink Hover Cars.

Space Watch Satellite Development - Cyrus Sajna developed the Space Watch Satellite mainly because he dreamed of a world where advertisers could effectively advertise their brands via digital holography from an Orbital Satellite "Space Watch"

Various advertisers typically use Television,Facbook or Google to advertise their brands. Although effective and profitable these methods require the use of a Computer or Mobile Device. However, with the Space Watch Satellite no device is required and all the target audience has to do is look into the sky to see the advertisers brand displayed in a holographic image from space for billions to see. Cyrus Sajna developed the Space Watch Satellite and the satellite is owned by Hoverink International Holdings, Inc.

ANTON & CHIA, LLP CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Hoverink International Holdings Inc.:

We have audited the accompanying balance sheets of Hoverink International Holdings Inc. (the "Company") as of December 31, 2014 and 2013, and the related statements of operations, stockholders' deficit, and cash flows for the period from July 2, 2013 (Inception) through December 31, 2013 and for the year ended 2013. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Anton & Chia LLP Newport Beach, CA March 30, 2015

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The only promoters of Hoverink International Holdings, Inc would be Ms Carter, chief executive officer, and principal financial officer. Our office and mailing address is 10250 Constellation BLVD Suite 2300 Los Angeles CA 90067. The space is provided to us by Cyrus Sajna who incurs no incremental costs as a result of our using the space. Therefore, he does not charge us for its use. There is no written lease agreement.

The Company issued 1,960,000 shares to Dr. Neil Gallagher, for founder’s shares

The Company issued 2,840,000 shares to Davidra Nicole Sajna, for founder’s shares

The Company issued 2,640,000 shares to Debbie Carter our president, and chief executive officer, and chief financial officer, for founder’s shares

The Company issued 3,480,000 shares to Cyrus Sajna & Davidra Nicole Sajna Trust(1) , for founder’s shares.

On March 19th of 2015 the company entered into a loan for $138,000.00 with Cyrus Sajna This loan matures in March 31st 2019 and can be paid in full at any time before without prepayment penalty.

EM 3. DEFAULTS UPON SENIOR SECURITIES

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

ITEM 6. EXHIBITS

(a)  Exhibits

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOVERINK INTERNATIONAL HOLDINGS, INC.

By:	/s/ Debbie Mae Carter
Debbie Mae Carter
President and Principal executive officer
Principal financial officer

Dated: August 14, 2015