Form 10-Q
period 2015-06-30
Hoverink International Holdings Inc.
filed 2015-08-20
CIK 1586494

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the transition period from          to

Commission file number 000-55055

HOVERINK INTERNATIONAL HOLDINGS, INC.

(Exact name of registrant as specified in itscharter)

Delaware	46—3590875
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

10250 Constellation Boulevard, Suite 2300
Century City, California 90067

(Address of principal executive offices) (zipcode)

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

☒    Yes ☐      No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required tosubmit and post such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒    Yes ☐      No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at August 19, 2015

common stock par value $0.0001	13,872,000

PART I

ITEM 1. FINANCIAL STATEMENTS

HOVERINK INTERNATIONAL HOLDINGS, INC.

Condensed Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2015	2014
ASSETS

Current Assets
Prepaid expense-current	$84,355	$-

Total Current assets	84,355	-

Total assets	$84,355	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Long Term Liabilities
Note payable-related nparty	$138,000	-

Total Liabilities	138,000	-

Stockholders' Deficit
Common Stock $0.0001 par value, 100,000,000 shares authorized, 13,872,000 issued and outstanding at June 30, 2015, and 20,000,000 issued and outstanding at December 31, 2014	1,387	2,000
Additional paid in capital	1,407	1,407
Discount on Common Stock	(1,387)	(2,000)
Accumulated deficit	(55,052)	(1,407)
Total Stockholders' deficit	(53,645)	-

Total Liabilities and Stockholders' Deficit	$84,355	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

HOVERINK INTERNATIONAL HOLDINGS, INC.

Condensed Statements of Operations

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	For The Three	For The Three	For The Six	For The Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Operating Expenses
General and administrative	14,929	-	29,003	750
Salaries and wages	21,490	-	21,490	-
Travel	3,152	-	3,152	-
Total Operating Expenses	39,571	-	53,645	750

Loss from operations	(39,571)	-	(53,645)	(750)

Net Loss	(39,571)	-	(53,645)	(750)

Loss per share-basic and diluted	(0.00)	-	(0.00)	(0.00)
Weighted average shares outstanding-basic and diluted	13,872,000	20,000,000	15,537,127	20,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements

HOVERINK INTERNATIONAL HOLDINGS, INC.

Condensed Statements of Cash Flows

	(Unaudited)	(Unaudited)
	For The Six	For The Six
	Months Ended	Months Ended
	June 30,	June 30,
	2015	2014
OPERATING ACTIVITIES

Net loss	$(53,645)	$(750)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Change in prepaid expense	(84,355)	750

Net cash used in operating activities	(138,000)	-

FINANCING ACTIVITIES:
Proceeds from issuance of Notes Payable	138,000	-
Net cash provided by financing activities	138,000	-

NET INCREASE (DECREASE) IN CASH	-	-

Cash at beginning of period	-	2,000
Cash at end of period	$-	$2,000

The accompanying notes are an integral part of these unaudited condensed financial statements

Notes to Unaudited Condensed Financial Statements

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Hoverink International Holdings, Inc is focused on the development of recreational amusement parks based upon innovative hover board technology. The Company was incorporated in the State of Delaware on July 13, 2013, and was formerly known as Sky Run Acquisition Corporation (“Sky Run” or “Sky Run Acquisition”).

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

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not yet established a stable ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to sustain operations and the attainment of profitable operations. The Company had an accumulated deficit of $55,052 as of June 30, 2015. These factors, among others, raise substantial doubt as to its ability to continue as a going concern.

In order to continue as a going concern, the Company needs to develop a reliable source of revenues, and achieve a profitable level of operations. During the three and six months ended June 30, 2015 and 2014 and the year ended December 31, 2014, the Company has been involved primarily with development of operations and applying to trade in the public market. The Company has continued to organize and structure to meet the needs of shareholders and attract suitable financing.

To fund operations for the next twelve months, the Company projects a need for $5,000,000 that will have to be raised through debt or equity.

If the Company is unable to obtain adequate capital, it could be forced to cease operations. Accordingly, the accompanying financial statements are accounted for as if the Company is a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10Q and Article of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

Cash

The Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of June 30, 2015 and December 31, 2014, there were no cash and cash equivalents for the company.

Segmented Reporting

FASB ASC 280, “Disclosure about Segments of an Enterprise and Related Information”, changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services the entity provides, the material countries in which it holds assets and reports revenues and its major customers.

Comprehensive Loss

“Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2015, the Company had no items that represented a comprehensive loss and, therefore, did not include a schedule of comprehensive loss in the financial statements.

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

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances and tax loss carry- forwards. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at June 30, 2015 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

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

The FASB issued ASU 2014-15 on August 27, 2014, providing guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about [the] entity’s ability to continue as a going concern.” The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.

NOTE 3 – CAPITAL STOCK

The Company’s capitalization is 100,000,000 shares of common stock with a par value of $0.0001 per share. No preferred shares have been authorized or issued.

On February 15, 2015, the Company redeemed an aggregate of 19,500,000 of its outstanding stock at a redemption price of $0.0001 for an aggregate redemption price of $1,950.

On February 16, 2015, the company issued 13,372,000 shares of its common stock at par to shareholders.

NOTE 4 – RELATED PARTY TRANSACTIONS

On March 31 2015 the company entered into a loan for $138,000 with Cyrus Sajna, a related party. This loan matures on March 31, 2019, bears no interest, and can be paid in full at any time before the penalty deadline.

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

NOTE 6 – PREPAID EXPENSE

As of June 30, 2015, the company had short term prepaid expense of $84,355. The prepaid expense is used for legal and audit related expenses and other G&A expenses.

NOTE 7 – SUBSEQUENT EVENTS

On August 5, 2015, the Company has resolved to issue an aggregate amount of 156,250 common shares for the price of $6.40 for an amount of $1,000,000.

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

Vigorous Enforcement or Enhancement of FCC Indecency and Other Program Content Rules Against our Orbital Geostationary Satellite SPACE WATCH Could Have an Adverse Effect on the Company’s Businesses and Results of Operations

The FCC’s rules prohibit the broadcast of obscene material at any time and indecent or profane material on our Orbital Geostationary Satellite which produces Holographic images in the sky from space for billions to see from Earth – SPACE WATCH. We expect to be subject to enforcement of this FCC Content rule. We will be subject to 24 hour enforcement of this rule. As Holographic Image Broadcasters we risk violating the prohibition against our Orbital Geostationary Satellite broadcasting of indecent material because of the vagueness of the FCC’s indecency/profanity definition,coupled with the spontaneity of delay in Holographic depixelization may lead to fines being imposed. The FCC enforces its indecency rules against the Holographic broadcasting industry. The FCC has found on a number of occasions that the content of radio and television broadcasts has contained indecent material. However, although no FCC fines have been imposed against our Orbital Geostationary Satellite. In such instances, the FCC may issue fines or advisory warnings to us. Moreover, the FCC may in some instances imposed separate fines for each allegedly indecent “utterance,” or “holographic flicker” in contrast with its previous policy, which generally considered all indecent holograms, or indecent holography in which fines imposed may relate directly to the billions of people that see these holographic images from the Earth. Also, images, words or phrases within a given Space Watch Orbital Arc may also constituting a single violation. However, the same requirements for our Space Watch Satellite is expected. The fines for broadcasting indecent material during specific broadcast formats which are intended to include broadcasting holographic images from space while travelling on its assigned orbital arc as compared with Television / Radio fines that carry a maximum of $325,000 per utterance. However, due to the very large nature of our Orbital Geostationary Satellite; our fines, if any; may be larger than those imposed on television / radio broadcast stations. We can expect the same rigorous fines if we violate FCC protocols or our systems are not properly protected.

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

Because the Company is a development-stage company with no operating history, it is impossible for an investor to assess the performance of the Company or to determine whether the Company will meet its projected business plan. The Company has limited financial results upon whichan investor may judge its potential. As a company emerging from the development-stage, the Company may in the future experience under- capitalization, shortages, setbacks and many of the problems, delays and expenses encountered by any early stage business. An investor will be required to make an investment decision based solely on the Company management’s history and its projected operations in light of the risks, expenses and uncertainties that may be encountered by engaging in the Company’s industry.

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

The business lines in which we currently compete are characterized by rapidly changing recreational family. The introduction of new technologies and services embodying new technologies and the emergence of new industry standards and practices could render our existing technologies and services obsolete and unmarketable or require unanticipated investments in technology. Our future success will depend in part on our abilityto adapt to these rapidly-changing broadcast strategies and other technologies. We will need to enhance our existing technologies and services and develop and introduce new technologies and services to address our clients’ changing demands. If we fail to adapt successfully to such developments or timely introduce new technologies and services, we could lose clients, our expenses could increase and we could lose advertising inventory.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. Under the Jumpstart Our Business Startups Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves to this exemption from new or revised accountingstandards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.” The Company has engaged outside accounting and finance advisors to assist the Company in better implementing effective disclosure controls and procedures.

The Company expects to incur additional expenses and may ultimately never be profitable.

The Company is a development-stage company and has limited operations to date. The Company will need to begin generating revenue to achieve and maintain profitability. To become profitable, the Company must successfully develop and operate its Hoverinks and Space Watch Satellite. These processes involve many factors that are beyond the Company’s control, including the type of competition that the Company may encounter. Ultimately, in spite of the Company’s best or reasonable efforts, the Company may never actually generate revenues or become profitable.

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

The Company’s success depends in great part on discretionary consumer spending. Discretionary consumer spending is significantly influenced by general economic conditions and the availability of discretionary income. The recent economic downturn, coupled with high volatility and uncertainty as to the future global economic landscape, has had and may continue to have a negative effect on consumers’ discretionary income and consumer confidence. Difficult economic conditions and recessionary periods may adversely impact attendance figures, the frequency with which guests choose to visit and spend at the Company’s recreational centers. These factors could also affect our suppliers, vendors, insurancecarriers and other contractual counterparties. Such factors could include, but are not limited to:

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

We may have difficulty selling shares under our Primary Offering because we may be competing with the selling security holders who are concurrently offering their shares under the Secondary Offering. In the event that our common shares are quoted on the OTC Bulletin Board or OTCQB, the selling security holders will not be required to sell their shares at a fixed price of $6.40 per share. Accordingly, the selling security holders may reduce the price of their shares which may hinder our ability to sell any shares under the Primary Offering.

Risks Related to Our Management and Control Persons

Because Cyrus Sajna and Davidra Sajna currently has 45% of our outstanding Common Stock, investors may find that corporate decisions influenced by Cyrus Sajna and Davidra Sajna are inconsistent with the best interests of other stockholders .

Cyrus Sajna and Davidra Sajna currently has 45% of the outstanding shares of our Common Stock. Accordingly, Cyrus Sajna and Davidra Sajna will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially allof our assets, and also the power to prevent or cause a change in control. While we have no current plans with regard to any takeover, merger, consolidation or sale of substantially all of our assets, the interests of Cyrus Sajna and Davidra Sajna may still differ from the interests of the other stockholders.

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

The lack of Public Company experience of our officers and directors could adversely impact our ability to comply with the reporting requirements of U.S. Securitieslaws.

Our officers and directors, including Ms. Debbie Carter, has no experience managing a public company, which could adversely impact our ability to comply with legal, regulatory, and reporting requirements of U.S. Securities laws. Our management may not be able to implement programs and policies in an effective and timely manner to adequately respond to such legal, regulatory and reporting requirements, including the establishment and maintenance of internal controls over financial reporting. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934, which are necessary to maintain public company status. If we were to fail to fulfill those obligations, our ability to operate as a U.S. public company would be in jeopardy in which event you could lose your entire investment in our company. Our ability to operate successfully may depend on our ability to attract and retain qualified personnel with appropriate experience in the management of a public company. Our ability to find and retain qualified personnel on our terms and budget may be verylimited

We will likely conduct further offerings of our equity securities in the future, in which case your proportionate interest may become diluted.

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

If the Shares commence trading, the trading price of the Company's common stock may be below $5.00 per share. If the price of the common stock is below such level, trading in its common stock would be subject to therequirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended. These rules require additional disclosure by broker-dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser’s written consent to the transactions before sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Company’s common stock which could impact the liquidity of the Company’s common stock.

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

Risks Related to Our Common Stock

Because we have intangible assets but no revenue, we may be considered a development stage company " and will be subject to more stringent reporting requirements.

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

If we become able to have our shares of common stock quoted on the OTCQB and/or OTCBB, we will then try, through a broker-dealer and its clearing firm, to become eligible with the Depository Trust Company ("DTC") to permit our shares to trade electronically. If an issuer is not “DTC- eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCQB/OTCBB), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock Transactions - like all companies on the OTCQB and OTCBB. What this boils down to is that while DTC-eligibility is not a requirement to trade on the OTCQB or OTCBB, it is a necessity to process trades on the OTCBB if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take. In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of the Company and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock. Because of the anticipated low price of the securities being registered, many brokerage firms may not be willing to effect transactions in these securities. Purchasers of our securities should be aware that any market that develops in our stock will be subject to the penny stock restrictions. See “Plan of Distribution” and Risk Factors below.

Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions pertaining to low priced stocks that create a lack of liquidity and make trading difficult or impossible.

The trading of our securities, if any, will be in the over-the-counter market which is commonly referred to as the OTCBB as maintained by FINRA. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities. Rule 3a51-1 of the Exchange Act establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock. For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and thebroker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” lawsthat prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

There is currently no established public market for our common stock, and there can be no assurancethat any established public market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We currently do not intend to and may not be able to qualify securities for resale in at least 17 states which do not offer manual exemptions (or may offer manual exemptions but may not to offer one to us if we are considered to be a shell company at the time of application) and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one. See also “Plan of Distribution-State Securities-Blue Sky Laws.”

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

We intend to register the following securities

Title of Each Class of Securities to be Registered	Amount to be Registration per Share	Proposed Maximum Offering Price Offering Price	Maximum Aggregate Amount	Amount of Registered Fee
(Primary Offering) Common stock, $0.0001 Par value per share
	156,250 shares	$6.40	$1,000,000	136.00

(Secondary Offering) Common stock, $0.0001 Par value per share By the Selling Stockholders
	1,692,000 shares	$6.40	$10,828,800	1,280.00

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

Market Overview

The Company believes that the recreational center and theme park industry is an attractive sector characterized by a proven business model generating significant cash flow and with clear avenues for growth. Theme parks offer a strong consumer value proposition, particularly when compared to other forms of out-of-home entertainment such as concerts, sporting events, cruises and movies. As a result, theme parks attract a broad range of guests and generally exhibit strong margins across regions, operators, park types and macroeconomic conditions. According to a study from IBISWorld Report, the U.S. theme park industry hosts approximately 315 million visitors per year. The industry is characterized by a large number of venues ranging from a small group of high attendance, heavily-themed destination theme parks to a large groupof lower attendance local theme parks and family entertainment centers. According to the TEA/AECOM Report, the United States is the largest theme park market in the world with five of the ten largest theme park operators and 12 of the 25 most-visited theme parks in the world. In 2013, the U.S. theme park industry was expected to generate approximately $14.7 billion in revenues, according to the IBISWorld Report.

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

Sales Strategy

Advertising in Hoverink - The Rink which is an indoor environment with partially curved floor and using adaptive output measured by each individuals per weight and height and thus does so create and sustain the hover sensation by various measures according to height and weight differentials and a plurality of airflow emission actuators. The Smart Rink at Hoverink calculates each Hoverink Hover boarder or Hoverink Hover Car users height and weight differentials and each Hover-lane emits output measures according to each Hoverink Hover Boarder or Hover Car Users height and weight differentials and creates mid-air hovering sensations for Hover Cars and Hover Boards while our paid advertising clients advertise their various brands in Hologram form. We advertise our paid clients brand names as Holographic images using three- dimensional stationary multi-angle sub-pixel display images.

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

Advertising with our Orbital SPACE WATCH Satellite - The satellite can advertise our paid client’s brand names in hologram form from space for billions of people to see from Earth while the SPACE WATCH Satellite completes low and medium earth orbits. The implementation of our Orbital SPACE WATCH Satellite which is an orbital Satellite which can displayHolographic images using three-dimensional stationary multi-angle sub-pixel display images. The satellite can advertise our paid client’s brand names from space in Hologram form using our Spacewatch satellite which produces holographic images from our paid client database.

The Company is focused on the development of Space Watch and its groundbreaking Hoverink amusement parks. Hoverinks are the Company’s signature recreational area, where the hover phenomena can safely occur. The required components, including Hoverink Hover boards, Hoverink suits, Hoverink shoes and Hoverink Hover cars will be available for rental. The Company intends to develop and operate Hoverink recreational centers in strategic locations throughout the United States. Hoverink shall derive 90% of its income in a “Qualifying Income” method as defined in Section 7704(d) of the U.S. Internal Revenue Code. It shall derive its Qualifying Income primarily due to receiving most of its income from the prepaid rents collected from real property or the gain from the sale or disposition of real property within our Hoverink for the first 1-5 years. The Company plans to build Hoverink Entertainment centers featuring Hoverink Hover boards and Hoverink Hover Cars and generate revenues from the sale of prepaid rents, Hover time and from our indoor Hoverink advertisers who purchase Hologram Advertising packages within Hoverink.The company also intends to generate advertising revenues by the sale of advertising packages to advertisers seeking to display their brand names in Holographic image form from an Orbital Geostationary Satellite – SPACE WATCH. The Orbital satellite can advertise our client’s brand names in hologram form from space for billions of people to see from Earth while the SPACE WATCH Satellite completes low and medium earth orbits

The Company’s proprietary accomplishments rest in that the Hoverink provides the hover sensation which is controlled by the Hoverink control tower. Through the use of the Company’s signature Hoverink Boards which will be available for rent. The boards assist in the hover phenomena by attaching to the Hoverink shoes which the boarder must wear during hover flight

At Hoverink each Hover lane emits output measures according to each hover boarder or Hover Car Users height and weight differentials and creates hovering sensations for Hover Cars and Hover Boards using a plurality of air paths, and thus creates both Hover Cars Hover Sensation and Hover board Hover sensation and is adaptable by use of our Smart Rink Hover Calibration capabilities and by the plurality of air paths and generates revenues when hover time is purchased at a kiosk within Hoverink or when advertisers purchase hologram advertising within Hoverink.

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

Property

Our office and mailing address is Hoverink International Holdings, Inc. 10250 Constellation Boulevard, Suite 2300 Los Angeles, CA 90067 tele (888) 511-7358. The space is provided to us by Cyrus Sajna. He incurs no incremental costs as a result of our using the space. Therefore, he does not charge us for its use. There is no written lease agreement.

Litigation

We are not party to any pending, or to our knowledge, threatened litigation of any type.

Transfer Agent

The Transfer Agent for our common stock is Issuer Direct Corporation, 500 Perimeter Park Dr, Suite D Morrisville, NC 27560. Its telephone number is 919-481-4000.

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

Davidra Sajna

Ms. Davidra Sajna serves as a Chairman of the Board of Directors. She attended Texas State University at San Marcos, Texas and Austin Community College and received her Degree in Business Administration. Mrs. Sajna has worked with Hoverink, the private company since its founding.

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

Space Watch Satellite Development - Cyrus Sajna developed the Space Watch Satellite mainly because he dreamed of a world where advertisers could effectively advertise their brands via digital holography from an Orbital Satellite "Space Watch"

Various advertisers typically use Television, Facebook or Google to advertise their brands. Although effective and profitable these methods require the use of a Computer or Mobile Device. However, with the Space Watch Satellite no device is required and all the target audience has to do is look into the sky to see the advertisers brand displayed in a holographic image from space for billions to see. Cyrus Sajna developed the Space Watch Satellite and the satellite is owned by Hoverink International Holdings, Inc.

CERTAIN RELATIONSHIPS AND RELATEDTRANSACTIONS

The Company issued 1,960,000 shares to Dr. Neil Gallagher, for founder’s shares

The Company issued 2,840,000 shares to Davidra Nicole Sajna, for founder’s shares

The Company issued 2,640,000 shares to Debbie Carter our chief executive officer, and chief financial officer, for founder’s shares

The Company issued 3,480,000 shares to Cyrus Sajna & Davidra Nicole Sajna Trust(1) , for founder’s shares.

On March 19th of 2015 the company entered into a loan for $138,000.00 with Cyrus Sajna This loan matures in March 31st 2019 and can be paid in full at any time before without prepayment penalty.

EM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

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

Dated: August 19, 2015

