Form 10-Q
period 2015-09-30
Hoverink International Holdings Inc.
filed 2015-11-27
CIK 1586494

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended Sept 30, 2015 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the transition period from _____ to ____

Commission File Number 000-55055

Hoverink International Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	7131	46-3590875
State or other jurisdiction	Primary Standard Industrial	(I.R.S. Employer
incorporation or organization	Classification Code Number)	Identification Number)

Hoverink International Holdings, Inc.

10250 Constellation Boulevard, Suite 2300
Century City, CA 90067

(888) 511-7358

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes ☐ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at Nov 23, 2015

Common stock par value $0.0001	13,872,000

HOVERINK INTERNATIONAL HOLDINGS, INC.

Condensed Statements of Cash Flow

	(Unaudited) For The Nine Months Ended September 30, 2015	(Unaudited) For The Nine Months Ended September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(75,123)	$(750)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation
Changes in operating assets and liabilities:
Prepaid expenses	(42,955)
Accounts payable	6,048	750
Net cash provided by (used in) operating activities	(112,030)	-
Investing Activities:
	-	-
Net cash used in investing activities	-	-
Financing Activities:
Payments on note payable	(26,209)
Notes Payable	138,000	-
Net cash provided by (used in) financing activities	111,791	-

NET INCREASE (DECREASE) IN CASH	(239)	-

Cash at beginning of period	-	2,000
Cash at end of period	$(239)	$2,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes

Supplemental non-cash investing and financing activities:
Disposal of property to related party	$-	$-
Non--cash dividends	$-	$-

The accompanying notes are an integral part of these condensed financial statements

HOVERINK INTERNATIONAL HOLDINGS, INC.

Condensed Statements of Operation

	(Unaudited) For The Three Months Ended September 30, 2015	(Unaudited) For The Three Months Ended September 30, 2014
Revenue	$-	$-

Operating Expenses
General and administrative	19,399
Salaries and wages	-
Travel and entertainment	2,079	-
Total Operating Expenses	21,478	-

Income from operations	(21,478)	-

Other income (expense)
Interest expense	-	-
Other income	-	-
Total other income (expense)	-	-

Net Income	(21,478)	-

Loss per share-basic and diluted	(0.00)	-
Weighted average shares outstanding-basic and diluted	13,872,000	20,000,000

The accompanying notes are an integral part of these condensed financial statements

HOVERINK INTERNATIONAL HOLDINGS, INC.

Condensed Balance Sheets

	(Unaudited) For The Six Months Ended September 30, 2015	(Audited) For The Year Ended December 31, 2014
ASSETS
Current Assets
Prepaid expense-current	$42,955		$-

Total Current assets	42,955		-

Prepaid expense-long term	-		-

Total assets	$42,955		$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank Overdraft	$239	$
Accounts payable	6,048
Note payable-related party	111,791		-

Total Liabilities	118,078		-

Shareholders' Deficit
Common Stock $0.0001 par value, 100,000,000 shares authorized, 13,872,000 issued and outstanding at September 30, 2015, and 20,000,000 issued and outstanding at December 31, 2014	1,387		2,000
Additional paid in capital	1,407		1,407
Discount on Common Stock	(1,387)		(2,000)
Accumulated deficit	(76,530)		(1,407)
Total Stockholders' deficit	(75,123)		-

Total Liabilities and Partner Deficit	$42,955		$-

Notes to Unaudited Condensed Financial Statements

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Hoverink International Holdings, Inc. is focused on the development of recreational amusement parks based upon innovative hover board technology. The Company was incorporated in the State of Delaware on July 13, 2013, and was formerly known as Sky Run Acquisition Corporation (“Sky Run” or “Sky Run Acquisition”).

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

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not yet established a stable ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to sustain operations and the attainment of profitable operations. The Company had an accumulated deficit of $76,530 as of September 30, 2015. These factors, among others, raise substantial doubt as to its ability to continue as a going concern.

In order to continue as a going concern, the Company needs to develop a reliable source of revenues, and achieve a profitable level of operations. During the three and nine months ended September 30, 2015 and 2014 and the year ended December 31, 2014, the Company has been involved primarily with development of operations and applying to trade in the public market. The Company has continued to organize and structure to meet the needs of shareholders and attract suitable financing.

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

Cash

The Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of September 30, 2015 and December 31, 2014, there were no cash and cash equivalents for the company.

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

Comprehensive Loss

“Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2015, the Company had no items that represented a comprehensive loss and, therefore, did not include a schedule of comprehensive loss in the financial statements.

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at September 30, 2015 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

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

NOTE 6 – PREPAID EXPENSE

As of September 30, 2015, the company had short term prepaid expense of $42,955. The prepaid expense is used for legal and audit related expenses and other G&A expenses.

NOTE 7 – SUBSEQUENT EVENTS

There were no material subsequent events.

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

Risks Related To Our Business

If we are not successful in finding a third party Hosted Payload Service Provider we will be required to contract directly with a satellite manufacturer and it may be costly. If we cannot successfully have our orbital advertising payload hosted by a third party satellite service provider we must ascertain a satellite developer to build and design our Space Watch Satellite for our Orbital Advertising Platform. If this occurs ascertaining a third party to build and design our satellite will be difficult and costly.

We seek to have our Advertising payload hosted by a Payload Hosted Satellite Service provider. These service providers are costly and difficult to ascertain. We may be required to contract with various third parties to construct our satellites if we have difficulty finding an adequate third party Hosted Payload Service Provider and even if we do locate a third party to host our payload it may be costly.

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

We estimate the costs associated with the design, build and launch of our Space Watch Satellite and our required ground infrastructure to be excessive and must ascertain funding for these services. We may incur significant cost related to creating the required infrastructures to launch and host our Space Watch Orbital Advertising Platform.

Our third party Hosted Payload Service Provider can host our Space Watch Orbital Advertising Platform using a series of various broadcast receivers (VBR’s) on our third party Hosted Payload Service Provider satellites. We must pay a service fee to have our Advertising Payload Hosted. We may also incur fees related to the display of hologram images from the orbital satellite. We may be subject to additional fees related to having our hologram advertising payload hosted and are subject to compliance with The Communications Act

The company may not be successful in locating a cost effective Orbital Satellite launch services third party or Hosted Payload opportunity for our Space Watch Satellite and even if we locate a viable third party Launch services provider no assurance and be made that the launch of our satellite would be effective or successful.

Although we plan to engage the world’s most efficient and capable satellite launch services providers; no assurance can be made to them successfully launching our satellite into orbit.

Broadcasting Holographic images via our Space Watch Satellite; using Holographic broadcasted images from space is subject to the jurisdiction of the FCC pursuant to the Communications Act.

The Communications Act empowers the FCC, among other actions, to issue, renew, revoke and modify broadcasting licenses including Broadcast Holography; regarding Television / Radio and Broadcast Holography, the FCC determine fines, the FCC also determine stations’ frequencies, Space Watch satellite locations and operating power; regulate some of the equipment used by our hosted payload provider; adopt other regulations to carry out the provisions of the Communications Act and other laws, including requirements affecting the content of broadcasts; and to impose penalties for violation of its regulations, including monetary forfeitures, short-term renewal of licenses and, in egregious cases, license revocation or denial of license renewals. We expect to be subject to the same enforcement of all FCC rules. We must apply for broadcast privileges over the states and jurisdictions in which our Space Watch Satellite assigned Orbital Arc is broadcast over. The states and jurisdictions in which we broadcast holography over from space are subject to the discretion of the FCC pursuant to the Communications Act.

Decline in Advertising Expenditures Could Cause the Company’s Revenues and Operating Results to Decline Significantly in Any Given Period or in Specific Markets

The Company derives substantial revenues from the sale of advertising on its Hologram advertising platform from space which provides the Hologram broadcast advertising for billions to see from earth. A decline in the economic prospects of advertisers, the economy in general or the economy of any individual geographic market, particularly the Orbital Path over the following major market areas such as Los Angeles, Chicago and New York. Natural and other disasters, acts of terrorism, political uncertainty or hostilities could lead to a reduction in advertising expenditures as a result of disrupted programming and services, uninterrupted news coverage and economic uncertainty. Advertising expenditures may also be affected by increasing competition for the leisure time of audiences. The company must obtain an Orbital Slot for our Space Watch Satellite and although Orbital paths may be available; there can be no assurance that we will be awarded an orbital path or an Orbital Slot. The Company expects to earn potential revenue from sales of advertising. Our base advertising price ranging from $1MM USD to $1.6MM USD per advertiser within all our Hoverinks for a full year. While, our Orbital SPACE WATCH Satellite base advertising price ranges from $4.1MM USD to $4.9MM USD per advertiser on our assigned Orbital Arc. The Company plans to build Hoverink Entertainment centers featuring Hoverink Hover boards and Hoverink Hover Cars and generate revenues from the sale of prepaid rents and Hover time for our Hoverink Hover boards and Hoverink Hover Car rentals and from our indoor Hoverink advertisers who purchase Hologram Advertising packages within Hoverink. The Space Watch satellite revenues should with at least 100 advertising clients generate revenues of approximately $410 Million to $490 Million USD. Revenues from Hoverink and the sale of advertising within Hoverink are based on admissions into Hoverink facilities and occupancy guidelines which may in certain instances vary. It is estimated that 100 Hoverink advertising clients can generate revenues of $100 Million to $160 Million USD.

The company may seek to lease an Orbital Slot or enter into a Joint Venture with an existing owner of an Orbital Slot. If entered no assurance can be made that said joint venture will be renewed and the orbital slot may be leased to another third party after the term of said joint venture ends

In order for the company to launch a geosynchronous / geostationary Orbital satellite into orbit over the earth it must obtain an orbital slot. The Space Watch Satellite Orbital path may be placed at the maximum altitude of 22,300 miles, or as low as 155 miles with a period of revolution around the earth of 24 hours. The orbital movement of the Space Watch Satellite may be synchronized with the earth’s rotation so that the Orbital Satellite appears geostationary.

The Company cannot assure that the satellite will function properly and if it doesn’t function as it should our advertisers may cease to advertise on our Orbital Advertising platform.

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

The Company’s success depends in great part on discretionary consumer spending. Discretionary consumer spending is significantly influenced by general economic conditions and the availability of discretionary income. The recent economic downturn, coupled with high volatility and uncertainty as to the future global economic landscape, has had and may continue to have a negative effect on consumers’ discretionary income and consumer confidence. Difficult economic conditions and recessionary periods may adversely impact attendance figures, the frequency with which guests choose to visit and spend at the Company’s recreational centers. These factors could also affect our suppliers, vendors, insurance carriers and other contractual counterparties. Such factors could include, but are not limited to:

•	war, terrorist activities or threats and heightened travel security measures instituted in response to these events;

•	outbreaks of pandemic or contagious diseases or consumers’ concerns relating to potential exposure to contagious diseases;

•	natural disasters, such as hurricanes, fires, earthquakes, tsunamis, tornados, floods and volcanic eruptions and man-made disasters such as the oil spill in the Gulf of Mexico, which may deter travelers from scheduling vacations or cause them to cancel travel or vacation plans;

•	low consumer confidence;

•	oil prices and travel costs and the financial condition of the airline, automotive and other transportation-related industries, any travel- related disruptions or incidents and their impact on travel; and

•	actions or statements by U.S. and foreign governmental officials related to travel and corporate travel-related activities (including changes to the U.S. visa rules) and the resulting public perception of such travel and activities.

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

This Primary Offering is self-underwritten, that is, we are not going to engage the services of an underwriter to sell the Shares. We intend to sell our Shares through our Chairman of the Board who will receive no commissions or other remuneration from any sales made hereunder. They will offer the Shares to friends, family members, and business associates; however, there is no guarantee that they will be able to sell any of the Shares. Unless they are successful in selling all of the Shares and we receive the maximum amount of proceeds from this Primary Offering, we may have to seek alternative financing to implement our plan of operations.

Risks Related to Our Management and Control Persons

Because Cyrus Sajna and Davidra Sajna currently has 45% of our outstanding Common Stock, investors may find that corporate decisions influenced by Cyrus Sajna and Davidra Sajna are inconsistent with the best interests of other stockholders .

Cyrus Sajna and Davidra Sajna currently own 45% of the outstanding shares of our Common Stock. Accordingly, Cyrus Sajna and Davidra Sajna will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. While we have no current plans with regard to any takeover, merger, consolidation or sale of substantially all of our assets, the interests of Cyrus Sajna and Davidra Sajna may still differ from the interests of the other stockholders.

The loss of key management personnel could adversely affect our ability to continue operations.

We are entirely dependent on the efforts of our CEO, and Chief Financial Officer because of the time and effort that she devotes to us. She is in charge of overseeing all development strategies, supervising any/all future personnel, including any consultants or contractors that we will engage to assist in developing our business model, and the establishment of our future sales team. Their loss, or other key personnel in the future, could have a material adverse effect on our business, financial condition and results of operations. We do not maintain “key person” life insurance on our officers, directors or key employees. Our success will depend on the performance of Ms. Debbie Carter and our ability to attract and motivate other key personnel.

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

The Company anticipates that its executive officers and directors will, in the aggregate, beneficially own approximately 64 % of its issued and outstanding capital stock following the completion of this offering, assuming the sale of all Shares hereby offered. Accordingly, the present shareholders, by virtue of their percentage share ownership and certain procedures established by the certificate of incorporation and by- laws of the Company for the election of its directors, may effectively control the board of directors and the policies of the Company. As a result, these stockholders will retain substantial control over matters requiring approval by the Company’s stockholders, such as (without limitation) the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control, which in turn could have a material adverse effect on the market price of the Company’s common stock or prevent stockholders from realizing a premium over the market price for their Shares.

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

Risks Related to Our Common Stock

Because we have intangible assets but no revenue, we may be considered a development stage company “and will be subject to more stringent reporting requirements. However, if we are considered a shell we are subject to providing more disclosures and are prevented from using a Form S-8. In order to assist the SEC in the identification of shell companies, we are also required to check a box on Form 10-Q and Form 10-K indicating that we are a shell company. To the extent that we are required to comply with additional disclosure because if we are deemed a shell company, we may be delayed in executing any mergers or acquiring other assets that would cause us to cease being a shell company. The SEC adopted a new Rule 144 effective February 15, 2008, which makes resales of restricted securities by shareholders of a shell company more difficult.

The Securities and Exchange Commission ("SEC") adopted Rule 405 of the Securities Act and Exchange Act Rule 12b-2 which defines a shell company as a registrant that has no or nominal operations, and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets. Our balance sheet reflects that we have cash and intangible assets; however, if we are defined as a shell company. The new rules prohibit shell companies from using a Form S-8 to register securities pursuant to employee compensation plans. However, the new rules do not prevent us from registering securities pursuant to S-1 registration statements. Additionally, the new rule regarding Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company. If an acquisition is undertaken (of which we have no current intention of doing), but instead we adopted our Hoverink Development Plan and Space Watch Orbital Advertising Business Plan and filed a current report on Form 8-K containing the information required pursuant to Regulation S-K. On February 16, 2015, the Company implemented a change of control by issuing shares to new shareholders, redeeming shares of existing shareholders, electing new officers and directors and accepting the resignations of its then existing officers and directors. In connection with the change of control, the shareholders of the Company and its board of directors unanimously approved the change of the Company’s name from Sky Run Acquisition Corporation to Hoverink International Holdings, Inc. Prior to this the company was a shell as defined in Rule 405. The company ceased being a shell as of Feb 16th 2015. We are an emerging growth company as defined in Section 2(a) (19) of the Securities Act. Pursuant to Section 107 of the Jumpstart Our Business Startups Act, we may take advantage of the extended transition period provided in Section 7(a) (2) (B) of the Securities Act for complying with new or revised accounting standards, meaning that we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have begun the implementation of our 2015 Hoverink Development Plan and Space Watch Orbital Advertising Business Plan and now have intangible assets. The business plan discusses our services as Hovering for entertainment via a Hover Car or Hover Board and our Holographic Advertising Platform within our Hoverink indoor parks. We may generate revenues from the sale of prepaid rents to various establishments that seek to lease retail rental property within our Hoverinks. We may also generate revenues from the sale of Hologram Advertising packages by advertising agencies within our Hoverinks. The Company plans to build Hoverink Entertainment centers featuring Hoverink Hover boards and Hoverink Hover Cars and generate revenues from the sale of prepaid rents, Hover time and from our indoor Hoverink advertisers who purchase Hologram Advertising packages within Hoverink. The Company has yet to identify and acquire properties for the development of its Hoverink recreational centers. Currently, the Company is working to identify potential properties for the development of its Hoverink centers. Our orbital advertising business plan relies our ability to ascertain a third party Hosted Payload Service Provider who can host our Space Watch Orbital Advertising Payload which can display or advertise our client’s brand names in hologram form from space for billions of people to see from Earth while the SPACE WATCH Satellite completes low and medium earth orbits.

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

The trading of our securities, if any, will be in the over-the-counter market which is commonly referred to as the OTCBB as maintained by FINRA. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities. Rule 3a51- 1 of the Exchange Act establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock. For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

NASDAQ Ticker Symbol Reservation

We requested that NASDAQ reserve the ticker symbol "HRNK" for Hoverink International Holdings, Inc. This Reservation has been approved and will be reserved for Hoverink International Holdings, Inc. for twenty four months from the date of the reservation 15 July 2017. The listing requirements to list on any NASDAQ platform is extensive and we cannot assure that we will be able to comply with the NASDAQ listing requirements.

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

We are an emerging growth company as defined in Section 2(a) (19) of the Securities Act. We will continue to be an emerging growth company until: (I) the last day of our fiscal year during which we had total annual gross revenues of $1,000,000,000 or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act; (iii) the date on which we have, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or (iv) the date on which we are deemed to be a large accelerated filer, as defined in Section 12b-2 of the Exchange Act.

As an emerging growth company, we are exempt from:

·	Sections 14A(a) and (b) of the Exchange Act, which require companies to hold stockholder advisory votes on executive compensation and golden parachute compensation;

·	The requirement to provide, in any registration statement, periodic report or other report to be filed with the Securities and Exchange Commission (the “Commission” or “SEC”), certain modified executive compensation disclosure under Item 402 of Regulation S-K or selected financial data under Item 301 of Regulation S-K for any period before the earliest audited period presented in our initial registration statement;

·	Compliance with new or revised accounting standards until those standards are applicable to private companies;

·	The requirement under Section 404(b) of the Sarbanes-Oxley Act of 2002 to provide auditor attestation of our internal controls and procedures; and

·	Any Public Company Accounting Oversight Board (“PCAOB”) rules regarding mandatory audit firm rotation or an expanded auditor report, and any other PCAOB rules subsequently adopted unless the Commission determines the new rules are necessary for protecting the public.

We have elected not to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the Jumpstart Our Business Startups Act.

We are also a smaller reporting company as defined in Rule 12b-2 of the Exchange Act. As a smaller reporting company, we are not required to provide selected financial data pursuant to Item 301 of Regulation S-K, nor are we required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. We are also permitted to provide certain modified executive compensation disclosure under Item 402 of Regulation S-K.

Hoverink International Holdings, Inc. is a development stage company focusing on the development of recreational amusement parks based upon innovative hover board technology. We are a development stage company and have limited financial resources. Our financial statements include a note emphasizing the uncertainty of our ability to remain as a going concern.

On October 29th 2015 we approved and adopt the following resolutions whereas the Directors deem it necessary to raise up to Twenty Million Dollars ($20,000,000.00) by making an offering of up to 3,125,000 common shares pursuant to an effective registration statement on Form S-1; and the Directors deem it necessary to register 1,467,000 common shares held by non-affiliate shareholders of the Company for resale in a secondary offering to facilitate the development of a public market in the Company’s shares once trading begins.

We intend to register the following securities

CALCULATION OF REGISTRATION FEE

Title of Each Class of Securities to be Registered	Amount to be Registered per Share	Proposed Maximum Offering Price	Maximum Aggregate Amount	Amount of Registration Fee (1) (2)
(Primary Offering) Common stock, $0.0001 Par value per share
	3,125,000 shares	$6.40	$20,000,000	$2,560.00
(Secondary Offering) Common stock, $0.0001 Par value per share By the Selling Stockholders
	1,467,000 shares	$6.40	$10,828,800	$1,280.00

EXPLANATORY NOTE

1 Estimated solely for purposed of calculating the registration fee under Rule 457(a) and (o) of the Securities Act. This Registration Statement on Form S-1 (the “Registration Statement”) is being filed to register the sale of up to 3,125,000 Shares at a fixed price of $6.40 per share in a direct offering (the “Primary Offering”) and the sale by the selling security holders of up to 1,467,000 common shares (the “Secondary Offering”) at a fixed price of $6.40 per share until such time as our common stock is quoted on the OTC Bulletin Board or OTCQB. We will not receive any proceeds from the sale of shares being sold by selling security holders. The selling stockholders, who are deemed underwriters as that term is defined under the Securities Exchange Act of 1934, or the rules and regulations thereunder, may sell these shares from time to time after this Registration Statement is declared effective by the Securities and Exchange Commission. The prices at which the selling security holders may sell their shares will be at a fixed price of $6.40 per share until such time as the shares of our common stock are traded on the OTC Bulletin Board sponsored by FINRA or OTCQB operated by OTC Markets Group, Inc. See “Plan of Distribution” contained in the prospectus.

2 A Registration Statement relating to these securities has been filed with the Securities Exchange Commission. The Registrant hereby amends this Registration Statement on such date or dates as may be necessary to delay its effective date until the registrant shall file a further amendment which specifically states that this Registration Statement shall thereafter become effective in accordance with Section 8(a) of the Securities Act of 1933 or until the Registration Statement shall become effective on such date as the Commission, acting pursuant to said Section 8(a), may determine.

Use of Proceeds from the sale of Securities to be Registered

USE OF PROCEEDS

There is no assurance that we will raise the full $20,000,000 as anticipated. The following scenarios are for illustrative purposes only and the actual amounts of proceeds, if any, may differ.

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

We estimate that the net proceeds to us from the issuance of our common stock in this offering will be approximately $20 million, assuming an initial public offering price of $6.40 as set forth on the cover page of this prospectus.

The principal purposes of this offering are to increase our financial flexibility, increase our visibility in the marketplace, create a public market for our common stock, obtain additional working capital and facilitate our future access to the public equity markets. We currently intend to use approximately $2.3 million of the net proceeds received by us from this offering for working capital and general corporate purposes and approximately $18.7 million for continued investments in research and development for our Hoverink technology and Space Watch Satellite development Orbital Advertising Platform. In addition, we may use a portion of the net proceeds received by us from this offering for acquisitions of complementary businesses, technologies or other assets. However, we have no current understandings, agreements or commitments for any material acquisitions at this time, and we have not allocated specific amounts of the net proceeds received by us from this offering for any of these purposes. We have not yet determined the manner in which we will allocate the net proceeds received by us from this offering, and as a result, management will have broad discretion in the allocation and use of the net proceeds.

Pending our use of the net proceeds received by us from this offering, we intend to invest the net proceeds in short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government.

Our Plan

At Hoverink, our plan is to continue as a going concern until we reach the point where we begin generating sufficient revenues from our product(s) or services to meet our obligations on a timely basis. We may not be able to finish the development of any products in the future because of a lack of available funds or financing to do so. In the early stages of our operations, we will continue to keep costs to a minimum. The cost to develop our business plan as currently outlined below may be in excess of $20,000,000. To the extent the development is more costly and our current funds to undertake the business plan are insufficient, we will need to obtain additional funding. If we are unable to obtain adequate funding or financing, the Company faces the ultimate likelihood of business failure. There are no assurances that we will be able to raise any funds or establish any financing program for the Company’s growth.

The following outlines the steps or stages that we expect to encounter and the necessary funding needed for each stage. Within each stage we have outlined the metrics or performance that we must accomplish as we move forward with our business plan. This should enable the Company to continue as a going concern as long as we are able to seek additional financing on acceptable terms.

Stage One (Years 1 – 3) ($20,000,000 est. costs)

Hoverink International Holdings, Inc. will be the world’s first indoor Hoverink facility that allows hover for entertainment via our Hoverink Hover cars and Hoverink Hover Boards. And advertising via hologram / digital advertising within our Hoverink and from our Space Watch Satellite

-	Ascertain Architectural Firm for our Hoverink design specifications to be delivered to the general contractors who once retained shall build our Hoverink to operate using green technology and efficiency.

-	Retain our Structural Engineering Firm and for the Space Watch Satellite obtain an Aerospace Engineer

-	Obtain Orbital Slot for our Space Watch Satellite

-	Obtain Launch Services Provider for Space Watch Satellite

-	Obtain Hosted Payload Service Provider

As mentioned above the time-line estimate(s) (stages) are predicated upon the Company obtaining the necessary financing either through our offering or additional equity or debt financing. If we are not able to obtain the necessary levels of financing as determined by the above stages, we will not be able to meet or achieve any of the time-line objectives. In that case the Company will be forced to proceed on a piecemeal basis using primarily the services of board of directors and our president and chief executive officer and limited use of outside contractors when and if limited funds are obtained. Our president and chief executive officer devotes in excess of twenty (20) hours a week to our continued business efforts. There is no realistic way to predict the timing or completion in that scenario.

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

We currently have no additional sources of financing and no commitments for financing. There are no assurances that we will obtain sufficient financing or the necessary resources to enter into contractual agreements with outside developers or sales/marketing firms. If we do not receive any funding or financing, our business is likely to be maintained with limited operations for at least the next 12 months because our Chief executive officer, will continue providing her professional services without current compensation. We do not currently have a formal agreement in place with our president and chief executive officer covering this period; however, our president and chief executive officer’s current plan is to do substantially all administrative and planning work as well as basic programming and marketing work on her own without cash compensation while she seeks other sources of funding for the Company.

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

Potential Revenue

The Company expects to earn potential revenue from sales of advertising on our orbital advertising platform Space Watch and Indoor Hologram Advertising within Hoverink, Hover-time and furthermore rents and or sales of properties within our Hoverinks to restaurants etc. The Company intends to price Hoverink Board & Hoverink Hover Car rentals ` at a minimum of $19.99-$39.99 with unlimited Hoverink hover board and suits and Hoverink Hover Car packages for as many hover sessions the patron can ascertain in the timeframe allotted. Each hover session may last approximately from 1:34 seconds to approximately 4 minutes. Our base advertising price ranging from $1MM USD to $1.6MM USD per advertiser within all our Hoverinks for a full year. While, our Orbital SPACE WATCH Satellite base advertising price ranges from $4.1MM USD to $4.9MM USD per advertiser for two years. The Company plans to build Hoverink Entertainment centers featuring Hoverink Hover boards and Hoverink Hover Cars and generate revenues from the sale of prepaid rents and Hover time for our Hoverink Hover boards and Hoverink Hover Car rentals and from our indoor Hoverink advertisers who purchase Hologram Advertising packages within Hoverink

The Space Watch satellite revenues should with at least 100 advertising clients generate revenues of approximately $410 Million to $490 Million USD. Revenues from Hoverink and the sale of advertising within Hoverink are based on admissions into Hoverink facilities and occupancy guidelines which may in certain instances vary. It is estimated that 100 Hoverink advertisers can generate revenues of $100 Million to $160 Million USD.

Revenues and Losses for Period Ended September 30, 2015

As of September 30, 2015, the Company had not generated revenues and had no income or cash flows from operations since inception. The Company had an accumulated deficit of $76,530 as of September 30, 2015. These factors, among others, raise substantial doubt as to its ability to continue as a going concern.

Liquidity

We will pay all costs relating to this offering. This amount will be paid as and when necessary and required or otherwise accrued on the books and records of Hoverink International Holdings, Inc. until we are able to pay the full amount due either from revenues or loans from a related or unrelated third party. Absent sufficient revenues to pay these amounts within six months from the date of this prospectus, we will seek financial assistance from our shareholders or a third party who may agree to loan us the funds to cover the balance of outstanding professional and related fees relating to our prospectus to the extent that such liabilities cannot be extended or satisfied in other ways and our professionals insist upon payment. If and when loaned, the loans will be evidenced by a noninterest-bearing unsecured corporate note to be treated as a loan until repaid, if and when Hoverink International Holdings, Inc. has the financial resources to do so. No formal written arrangement exists with respect to anyone’s commitment to loan funds for this purpose.

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

We believe that the work needed to acquire the architectural, structural and aerospace engineering designs and construction and furthermore the Orbital Path for our Space Watch Satellite and repayment of debt is estimated at $20M. If we are able to secure funding for these procedures, of which there are no assurances, we can commence the launch of our Hoverink and Space Watch Satellite to the public. We must also ascertain FCC approval to broadcast images from the Satellite. In order for the company to generate advertising revenues we must sale advertising packages to advertisers seeking to display their brand names in Holographic image form from an Orbital Satellite and Hologram Advertising within Hoverink. Our business plan relies our ability to ascertain a third party Hosted Payload Service Provider who can host our Space Watch Orbital Advertising Payload which can display or advertise our client’s brand names in hologram form from space for billions of people to see from Earth while the SPACE WATCH Satellite completes low and medium earth orbits. Space Watch Satellite is defined as an Orbital Geostationary Satellite Broadcasting Holographic Advertising from Space. The most valuable orbital arc is over North America 60 and 135 degrees. Space Watch Satellite and Orbital Advertising - Using our Orbital Advertising Payload and having our payload hosted by third party Hosted Payload Service Provider we can effectively create an orbital advertising platform that allows our clients to advertise various brands from space.

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

Hoverink International Holdings, Inc. may offer shares of its common stock to settle a portion of the professional fees incurred in connection with its registration statement. No negotiations have taken place with any professional and no assurances can be made as to the likelihood that any professional will accept shares in settlement of obligations due them.

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

To fund operations for the next twelve months, the Company projects a need for $20,000,000 that will have to be raised through debt or equity.

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

BUSINESS

The Company

Hoverink is an indoor Hover Park that features our Syris® Hover Car and our Hoverink Hover Boards. The Company is focused on the development of its Hoverink smart rink which is provided with the Hoverink user’s height and weight differentials and their Hoverink flight is calculated and calibrated by the smart rink. The Hoverink social media platform retains information about each Hoverink user's height and weight differentials and calculates the Hoverink hover board or Hoverink hover car users flight data and stores it accordingly and provides the smart rink with required calculations to create and sustain the hover phenomenon for our Hoverink hover cars and Hoverink hover boards. Our Hover gram advertising platform is used to provide our Hoverink amusement park attendees and patrons of our Hoverink dome recreation facilities a means to receive communications services via holographic advertising of brands that seek to increase awareness or influence spending in our indoor parks. This Hover gram advertising platform provides information about entertainment, amusements and recreation over the internet” and displays such images of our paid advertisers brands hologram form within Hoverink. The recently adopted business plan discusses our services as Hovering for entertainment via a Hover Car or Hover Board and our Holographic Advertising Platform within our Hoverink indoor parks. We may generate revenues from the sale of prepaid rents to various establishments that seek to lease retail rental property within our Hoverinks. We may also generate revenues from the sale of Hologram Advertising packages by advertising agencies. The Company plans to build Hoverink Entertainment centers featuring Hoverink Hover boards and Hoverink Hover Cars and generate revenues from the sale of prepaid rents, Hover time and from our indoor Hoverink advertisers who purchase Hologram Advertising packages within Hoverink. The Company has yet to identify and acquire properties for the development of its Hoverink recreational centers. Currently, the Company is working to identify potential properties for the development of its Hoverink centers.

At Hoverink, it is estimated that by 2020 we will have over 4 billion active Hoverink users who have registered their Hoverink Flight demographics to be calculated by our smart rink and then stored on the Hoverink social media platform for when they attend Hoverink so their flight rink output required capacities are always stored in our database. Hoverink as a social media platform is based on the fact that users will be able to freely create their profile on the Hoverink social media platform. Note: our platform is specifically for Hoverink users to upload profile demographics associated with our Hoverink Smart Rink technologies; which both calculates and calibrates the hover phenomena for each Hoverink user.

The company also intends to generate advertising revenues by the sale of advertising packages to advertisers seeking to display their brand names in Holographic image form from an Orbital Satellite. Our business plan relies our ability to ascertain a third party Hosted Payload Service Provider who can host our Space Watch Orbital Advertising Payload which can display or advertise our client’s brand names in hologram form from space for billions of people to see from Earth while the SPACE WATCH Satellite completes low and medium earth orbits. Space Watch Satellite is defined as an Orbital Geostationary Satellite Broadcasting Holographic Advertising from Space. The most valuable orbital arc is over North America 60 and 135 degrees.

Space Watch Satellite and Orbital Advertising - Using our Orbital Advertising Payload and having our payload hosted by third party Hosted Payload Service Provider we can effectively create an orbital advertising platform that allows our clients to advertise various brands from space.

Intellectual Property

We rely on a combination of patents, trade secrets, copyrights and trademarks, as well as contractual protections, to establish and protect our intellectual property rights. As of September 22, 2015, we have filed five (5) applications filed two approved and consider our Registered Trademarks as intangible assets.

As a development stage company, the Company has the following Intellectual Property Milestones:

The USPTO issued a Notice of Publication for our Name and Use Rights of the following:

Trademarks Issued as of 9-22-2015

Syris® Serial Number 86613236: which is the name of our Hover Car, mark and logo

Hoverink® Serial Number 86613235 which covers our, logo and the “Hoverink” slogan for Hoverink

Trademarks Applications Pending Registration:

Hovergram Serial Number (86613237) which covers our Hologram Advertising Mark for Hologram advertising within Hoverink

Space Watch Satellite Communications Systems; which covers our Orbital Advertising Platform (Serial Number 88613239)

Eco- Chair Serial Number 86613240 which covers our Airline Seating, Chairs; Aircraft And Vehicular Seating

We have filed five (5) trademark applications and consider these as intangible assets.

Advertising revenues – Creating advertising revenues by the sale of advertising packages to advertisers seeking to display their brand names in Holographic image form within Hoverink and from our Orbital Geostationary Satellite – SPACE WATCH is our fundamental goal and main disruptor plan. Global companies such as Pepsi, Coke, Starbucks, may be secured as advertising clients for the SPACE WATCH Orbital Advertising Satellite via the use of Public Relations and advertising firms and many others. We are an emerging growth company as defined in Section 2(a) (19) of the Securities Act. Pursuant to Section 107 of the Jumpstart Our Business Startups Act, we may take advantage of the extended transition period provided in Section 7(a) (2) (B) of the Securities Act for complying with new or revised accounting standards, meaning that we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

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

Strategic Partners and Suppliers

We will partner with Public Relations firms to ascertain our Hoverink and Space Watch advertising clients. We may enter into agreements with television networks to create brand awareness and generate public interest in our Hoverink. We also may enter into agreements with various 3D printer supply firms for our Hoverink Hover Car Production needs as well as our Hoverink Boards production capacities. Moreover, If we are not successful in finding a third party Hosted Payload Service Provider we will be required to contract directly with a satellite manufacturer and it may be costly. If we cannot successfully have our orbital advertising payload hosted by a third party satellite service provider we must ascertain a satellite developer to build and design our Space Watch Satellite for our Orbital Advertising Platform. If this occurs ascertaining a third party to build and design our satellite will be difficult and costly. We seek to have our Advertising payload hosted by a Payload Hosted Satellite Service provider. These service providers are costly and difficult to ascertain. We may be required to contract with various third parties to construct our satellites if we have difficulty finding an adequate third party Hosted Payload Service Provider and even if we do locate a third party to host our payload it may be costly.

Market Opportunity

There is currently Millions in advertising spent each year. Our Advertising payload being hosted by a Payload Hosted Satellite Service provider creates our Advertising Platform from Space and creates disruption in the advertising industry to a great extent. The Company has targeted strategic locations in to develop its Hoverink recreational centers. The Company is continues to focus on the development of its technologies and strategies and at the moment has no presence in the theme park industry. The Company plans to grow organically as a participant in the theme park industry. The Company will benefit from further expanding its operations and developing its economy of scale, expanding its brand recognition and customer loyalty and increasing its knowledge of industry operations, thereby allowing the Company to optimize its future operations and progressively develop future projects to reach their full potential

Pricing

The Company intends to price Hoverink Board & Hoverink Hover Car rentals ` at a minimum of $19.99 with Hoverink hover board and suits and Syris® Hover Car packages starting at $39.99 for as many hover sessions the patron can ascertain in the timeframe allotted. Each hover session may last approximately from 1:34 seconds to approximately 4 minutes. The Company expects to earn potential revenue from sales of advertising and Hover-time and furthermore rents and or sales of properties within our Hoverinks. The Company intends to price Hoverink Board & Syris® Hover Car rentals ` at a minimum of $19.99 with unlimited Hoverink hover board and suits and Syris® Hover Car packages starting at $39.99 for as many hover sessions the patron can ascertain in the timeframe allotted. Each hover session may last approximately from 1:34 seconds to approximately 4 minutes. Our base advertising price ranging from $1MM USD to $1.6MM USD per advertiser within all our Hoverinks for a full year. Revenues from Hoverink and the sale of advertising within Hoverink are based on admissions into Hoverink facilities and occupancy guidelines which may in certain instances vary. It is estimated that 100 Hoverink advertisers can generate revenues of $100 Million to $160 Million USD. The Company plans to build Hoverink Entertainment centers featuring Hoverink Hover boards and Syris® Hover Cars and generate revenues from the sale of prepaid rents and Hover time for our Hoverink Hover boards and Hoverink Hover Car rentals and from our indoor Hoverink advertisers who purchase Hologram Advertising packages within Hoverink.

The Space Watch satellite revenues should with at least 100 advertising clients generate revenues of approximately $410 Million to $490 Million USD. Upon successfully having our satellite advertising payload hosted by a third party satellite. We will charge our advertising clients a service fee of $4.1 Million to $4.9 Million annually to broadcast its brand in a hologram form for billions to see from Earth. We estimate that the Hologram Advertising Payload can sustain 100 brand Depixelizations and Repixelizations each day. That is; the advertising payload has a standard capacity limitation on the number of Holographic images and their subsequent Depixelizations each daily cycle. With 100 advertising customers paying our service fee of $4.1 Million to $4.9 Million we can then forecast earnings of $410M to 490M in advertising revenue in compliance with Item lO(b) of Regulation S-K.

The Company plans to initiate Hoverink® (HEH) Hover, Eat, Hover as the rewards card offered. The cards will be rechargeable and we shall have Hoverink Gift cards.

Competition

Advertising competitors; Facebook & Google. Many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company. The Company will compete directly with other entertainment and leisure centers, including theme parks and amusement parks and will indirectly compete with all other types of recreational facilities and forms of entertainment within their market areas, including movies, sports attractions and vacation travel. There can be no assurance that the Company will be able to compete successfully. In addition, the Company will be faced with numerous competitors, both strategic and financial, in attempting to obtain competitive products. Many actual and potential competitors we believe are part of much larger companies with substantially greater financial, marketing and other resources than the Company, and there can be no assurance that the Company will be able to compete effectively against any of its future competitors which may include Google & Facebook and many others.

Cash Flows

Our primary uses of cash are to fund our operations as we continue to grow our business. We expect to continue to incur operating losses in future periods as our operating expenses increase to support the growth of our business. We expect that our research and development, and selling, general and administrative expenses will continue to increase as we expand our marketing efforts. We expect that we will use a substantial portion of the net proceeds of this offering, in combination with our existing cash and cash equivalents, for these purposes and for the increased expenses associated with being a public company. Cash used to fund operating expenses is impacted by the timing of when we pay expenses.

Based on our current business plan, we believe that our existing cash and cash equivalents, and our anticipated cash from operations will not be sufficient to meet our anticipated cash requirements for at least the next 12 months. Management may elect, however, to finance operations by selling additional equity securities. If additional funding is required or desired, there can be no assurance that additional funds will be available to us on acceptable terms on a timely basis, if at all, or that we will generate sufficient cash from operations to adequately fund our operating needs or achieve or sustain profitability. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to curtail planned activities to reduce costs. Doing so will likely have an unfavorable effect on our ability to execute on our business plan. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition, and results of operations could be adversely affected.

Sales Strategy

Advertising in Hoverink - The Rink which is an indoor environment with partially curved floor and using adaptive output measured by each individuals per weight and height and thus does so create and sustain the hover sensation by various measures according to height and weight differentials and a plurality of airflow emission actuators. The Smart Rink at Hoverink calculates each Hoverink Hover boarder or Syris® Hover Car users height and weight differentials and each Hover-lane emits output measures according to each Hoverink Hover Boarder or Hover Car Users height and weight differentials and creates mid-air hovering sensations for Hover Cars and Hover Boards while our paid advertising clients advertise their various brands in Hologram form. We advertise our paid client’s brand names as Holographic images.

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

Via our platform, the Hoverink smart rink is provided with the Hoverink user’s height and weight differentials and their Hoverink flight is calculated and calibrated by the smart rink. The Hovergram hologram advertising packageworks in conjunction with the rink and is designed as a means for advertisers to influence spending habits of our attendees via hologram images within our Hoverink dome.

The Hoverink social  media platform retains  information about each Hover inks user's height and weight differentials and calculates the Hoverink hover board  or Syris® Hover Car users flight data and stores it accordingly and provides the smart rink with required calculations to create and sustain the hover phenomenon for our Hoverink hover cars and Hoverink hover boards. Our Hovergram advertising platform is used to provide our Hoverink amusement park attendees and patrons of our Hoverink dome recreation facilities a means to receive communications services via holographic advertising of brands that seek to increase awareness or influence spending in our parks. The Hovergram advertising platform provides information about entertainment, amusements and recreation over the internet” and displays such images of our paid advertisers brands in a hologram form within Hoverink.

Advertising with our Orbital SPACE WATCH Satellite - The satellite can advertise our paid client’s brand names in hologram form from space for billions of people to see from Earth while the SPACE WATCH Satellite completes low and medium earth orbits. The implementation of our Orbital SPACE WATCH Satellite which is an orbital Satellite which can display Holographic images using three-dimensional stationary multi-angle sub-pixel display images. The satellite can advertise our paid client’s brand names from space in Hologram form using our Spacewatch satellite which produces holographic images from our paid client database. The company will generate advertising revenues by the sale of advertising packages to advertisers seeking to display their brand names in Holographic image form from an Orbital Satellite. Our business plan relies our ability to ascertain a third party Hosted Payload Service Provider who can host our Space Watch Orbital Advertising Payload which can display or advertise our client’s brand names in hologram form from space for billions of people to see from Earth while the SPACE WATCH Satellite completes low and medium earth orbits. Space Watch Satellite is defined as an Orbital Geostationary Satellite Broadcasting Holographic Advertising from Space. The most valuable orbital arc is over North America 60 and 135 degrees.

Space Watch Satellite and Orbital Advertising - Using our Orbital Advertising Payload and having our payload hosted by third party Hosted Payload Service Provider we can effectively create an orbital advertising platform that allows our clients to advertise various brands from space.

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

Property

Our office and mailing address is Hoverink International Holdings, Inc.10250 Constellation Boulevard, Suite 2300 Century City, CA 90067 tele (888) 511-7358. The space is provided to us by Cyrus Sajna. He incurs no incremental costs as a result of our using the space. Therefore, he does not charge us for its use. There is no written lease agreement.

Litigation

We are not party to any pending, or to our knowledge, threatened litigation of any type.

CERTAIN MATERIAL U.S. FEDERAL INCOME TAX CONSIDERATIONS FOR NON-U.S. HOLDERS

The following is a discussion of certain material U.S. federal income tax considerations with respect to the ownership and disposition of shares of common stock applicable to non-U.S. holders who acquire such shares in our offering and hold such shares as a capital asset within the meaning of Section 1221 of the Internal Revenue Code of 1986, as amended, or the Code, (generally, property held for investment). For purposes of this discussion, a "non-U.S. holder" means a beneficial owner of our common stock (other than an entity or arrangement that is treated as a partnership for U.S. federal income tax purposes) that is not, for U.S. federal income tax purposes, any of the following:

•	an individual citizen or resident of the United States;

•	a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) created or organized in the United States or under the laws of the United States, any state thereof or the District of Columbia, or any other corporation treated as such;

•	an estate, the income of which is includable in gross income for U.S. federal income tax purposes regardless of its source; or

•	a trust if (i) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more "U.S. persons," as defined under the Code, have the authority to control all substantial decisions of the trust or (ii) such trust has made a valid election to be treated as a U.S. person for U.S. federal income tax purposes.

This discussion is based on current provisions of the Code, Treasury regulations promulgated thereunder, judicial opinions, published positions of the Internal Revenue Service and other applicable authorities, all of which are subject to change (possibly with retroactive effect). This discussion does not address all aspects of U.S. federal income taxation that may be important to a particular non-U.S. holder in light of that non-U.S. holder's individual circumstances, nor does it address any U.S. federal estate and gift taxes, any U.S. alternative minimum taxes or any state, local or non-U.S. taxes. This discussion may not apply, in whole or in part, to particular non-U.S. holders in light of their individual circumstances or to holders subject to special treatment under the U.S. federal income tax laws (such as insurance companies, tax-exempt organizations, financial institutions, brokers or dealers in securities, "controlled foreign corporations," "passive foreign investment companies," Cayman Funds and non-U.S. holders that hold our common stock as part of a straddle, hedge, conversion transaction or other integrated investment and certain U.S. expatriates).

If a partnership (or other entity or arrangement treated as a partnership for U.S. federal income tax purposes) holds our common stock, the tax treatment of a partner therein will generally depend on the status of the partner and the activities of the partnership. Partners of a partnership holding our common stock should consult their tax advisor as to the particular U.S. federal income tax consequences applicable to them.

THIS SUMMARY IS NOT INTENDED TO CONSTITUTE A COMPLETE DESCRIPTION OF ALL TAX CONSEQUENCES FOR NON-U.S. HOLDERS RELATING TO THE OWNERSHIP AND DISPOSITION OF OUR COMMON STOCK. PROSPECTIVE HOLDERS OF OUR COMMON STOCK SHOULD CONSULT WITH THEIR TAX ADVISORS REGARDING THE TAX CONSEQUENCES TO THEM (INCLUDING THE APPLICATION AND EFFECT OF ANY STATE, LOCAL, FOREIGN INCOME AND OTHER TAX LAWS) OF THE OWNERSHIP AND DISPOSITION OF OUR COMMON STOCK

Dividends

In general, the gross amount of any distribution we make to a non-U.S. holder with respect to its shares of common stock will be subject to U.S. withholding tax at a rate of 30% to the extent the distribution constitutes a dividend for U.S. federal income tax purposes, unless the non-U.S. holder is eligible for a reduced rate of withholding tax under an applicable tax treaty and the non-U.S. holder provides proper certification of its eligibility for such reduced rate. A distribution will constitute a dividend for U.S. federal income tax purposes to the extent of our current or accumulated earnings and profits as determined for U.S. federal income tax purposes. To the extent any distribution does not constitute a dividend, it will be treated first as reducing the adjusted basis in the non-U.S. holder's shares of common stock and then, to the extent it exceeds the adjusted basis in the non-U.S. holder's shares of common stock, as gain from the sale or exchange of such stock. Any such gain will be subject to the treatment described in "—Gain on Sale or Other Disposition of Common Stock."

Dividends we pay to a non-U.S. holder that are effectively connected with its conduct of a trade or business within the United States (and, if required by an applicable tax treaty, are attributable to a U.S. permanent establishment of such non-U.S. holder) will not be subject to U.S. withholding tax, as described above, if the non-U.S. holder complies with applicable certification and disclosure requirements. Instead, such dividends generally will be subject to U.S. federal income tax on a net income basis, at regular U.S. federal income tax rates. Dividends received by a foreign corporation that are effectively connected with its conduct of trade or business within the United States may be subject to an additional branch profits tax at a rate of 30% (or such lower rate as may be specified by an applicable tax treaty). This discussion is based on current provisions of the Code, Treasury regulations promulgated thereunder, judicial opinions, published positions of the Internal Revenue Service and other applicable authorities, all of which are subject to change (possibly with retroactive effect). This discussion does not address all aspects of U.S. federal income taxation that may be important to a particular non-U.S. holder in light of that non-U.S. holder's individual circumstances, nor does it address any aspects of the unearned income Medicare contribution tax pursuant to the Health Care and Education Reconciliation Act of 2010, any U.S. federal estate and gift taxes, any U.S. alternative minimum taxes or any state, local or non-U.S. taxes. This discussion may not apply, in whole or in part, to particular non-U.S. holders in light of their individual circumstances or to holders subject to special treatment under the U.S. federal income tax laws (such as insurance companies, tax-exempt organizations, financial institutions, brokers or dealers in securities, "controlled foreign corporations," "passive foreign investment companies," non-U.S. holders that hold our common stock as part of a straddle, hedge, conversion transaction or other integrated investment and certain U.S. expatriates).

If a partnership (or other entity or arrangement treated as a partnership for U.S. federal income tax purposes) holds our common stock, the tax treatment of a partner therein will generally depend on the status of the partner and the activities of the partnership. Partners of a partnership holding our common stock should consult their tax advisor as to the particular U.S. federal income tax consequences applicable to them.

THIS SUMMARY IS NOT INTENDED TO CONSTITUTE A COMPLETE DESCRIPTION OF ALL TAX CONSEQUENCES FOR NON-U.S. HOLDERS RELATING TO THE OWNERSHIP AND DISPOSITION OF OUR COMMON STOCK. PROSPECTIVE HOLDERS OF OUR COMMON STOCK SHOULD CONSULT WITH THEIR TAX ADVISORS REGARDING THE TAX CONSEQUENCES TO THEM (INCLUDING THE APPLICATION AND EFFECT OF ANY STATE, LOCAL, FOREIGN INCOME AND OTHER TAX LAWS) OF THE OWNERSHIP AND DISPOSITION OF OUR COMMON STOCK.

Dividends

In general, the gross amount of any distribution we make to a non-U.S. holder with respect to its shares of common stock will be subject to U.S. withholding tax at a rate of 30% to the extent the distribution constitutes a dividend for U.S. federal income tax purposes, unless the non-U.S. holder is eligible for a reduced rate of withholding tax under an applicable tax treaty and the non-U.S. holder provides proper certification of its eligibility for such reduced rate. A distribution will constitute a dividend for U.S. federal income tax purposes to the extent of our current or accumulated earnings and profits as determined for U.S. federal income tax purposes. To the extent any distribution does not constitute a dividend, it will be treated first as reducing the adjusted basis in the non-U.S. holder's shares of common stock and then, to the extent it exceeds the adjusted basis in the non-U.S. holder's shares of common stock, as gain from the sale or exchange of such stock.

Dividends we pay to a non-U.S. holder that are effectively connected with its conduct of a trade or business within the United States (and, if required by an applicable tax treaty, are attributable to a U.S. permanent establishment of such non-U.S. holder) will not be subject to U.S. withholding tax, as described above, if the non-U.S. holder complies with applicable certification and disclosure requirements. Instead, such dividends generally will be subject to U.S. federal income tax on a net income basis, at regular U.S. federal income tax rates. Dividends received by a foreign corporation that are effectively connected with its conduct of trade or business within the United States may be subject to an additional branch profits tax at a rate of 30% (or such lower rate as may be specified by an applicable tax treaty).

Gain on Sale or Other Disposition of Common Stock

In general, a non-U.S. holder will not be subject to U.S. federal income tax on any gain realized upon the sale or other disposition of the non-U.S. holder's shares of common stock unless:

•	the gain is effectively connected with a trade or business carried on by the non-U.S. holder within the United States (and, if required by an applicable tax treaty, is attributable to a U.S. permanent establishment of such non-U.S. holder);

•	the non-U.S. holder is an individual and is present in the United States for 183 days or more in the taxable year of disposition and certain other conditions are met; or

•	we are or have been a U.S. real property holding corporation for U.S. federal income tax purposes at any time within the shorter of the five-year period preceding such disposition or such non-U.S. holder's holding period of our common stock.

Gain that is effectively connected with the conduct of a trade or business in the United States (or so treated) generally will be subject to U.S. federal income tax on a net income tax basis, at regular U.S. federal income tax rates. If the non-U.S. holder is a foreign corporation, the branch profits tax described above also may apply to such effectively connected gain. An individual non-U.S. holder who is subject to U.S. federal income tax because the non-U.S. holder was present in the United States for 183 days or more during the year of sale or other disposition of our common stock will be subject to a flat 30% tax on the gain derived from such sale or other disposition, which may be offset by U.S.-source capital losses. We believe that we are not, and we do not anticipate becoming, a U.S. real property holding corporation for U.S. federal income tax purposes.

Withholdable Payments to Foreign Financial Entities and Other Foreign Entities

Under the Foreign Account Tax Compliance Act, or FATCA, withholding tax of 30% applies to certain payments to foreign financial institutions, investment funds and certain other non-U.S. persons that fail to comply with certain information reporting and certification requirements pertaining to their direct and indirect U.S. security holders and/or U.S. accountholders and do not otherwise qualify for an exemption. Such payments include dividends with respect to our common stock and, beginning after December 31, 2016, the gross proceeds from the sale or other disposition of our common stock. Prospective investors are encouraged to consult with their own tax advisors regarding the possible implications of FATCA on their investment in our common stock.

Backup Withholding, Information Reporting and Other Reporting Requirements

We must report annually to the Internal Revenue Service and to each non-U.S. holder the amount of dividends paid to, and the tax withheld with respect to, each non-U.S. holder. These reporting requirements apply regardless of whether withholding was reduced or eliminated by an applicable tax treaty. Copies of this information reporting may also be made available under the provisions of a specific tax treaty or agreement with the tax authorities in the country in which the non-U.S. holder resides or is established.

A non-U.S. holder will generally be subject to backup withholding for dividends on our common stock paid to such holder unless such holder certifies under penalties of perjury that, among other things, it is a non-U.S. holder (and the payer does not have actual knowledge or reason to know that such holder is a U.S. person) or otherwise establishes an exemption.

Information reporting and backup withholding generally are not required with respect to the amount of any proceeds from the sale or other disposition of our common stock by a non-U.S. holder outside the United States through a foreign office of a foreign broker that does not have certain specified connections to the United States. However, if a non-U.S. holder sells or otherwise disposes of its shares of common stock through a U.S. broker or the U.S. offices of a foreign broker, the broker will generally be required to report the amount of proceeds paid to the non-U.S. holder to the Internal Revenue Service and also backup withhold on that amount unless such non-U.S. holder provides appropriate certification to the broker of its status as a non-U.S. person (and the payer does not have actual knowledge or reason to know that such holder is a U.S. person) or otherwise establishes an exemption. Information reporting will also apply if a non-U.S. holder sells its shares of common stock through a foreign broker deriving more than a specified percentage of its income from U.S. sources or having certain other connections to the United States, unless such broker has documentary evidence in its records that such non-U.S. holder is a non-U.S. person (and the payer does not have actual knowledge or reason to know that such holder is a U.S. person) and certain other conditions are met, or such non-U.S. holder otherwise establishes an exemption. Backup withholding is not an additional income tax. Any amounts withheld under the backup withholding rules from a payment to a non-U.S. holder generally can be credited against the non-U.S. holder's U.S. federal income tax liability, if any, or refunded, provided that the required information is furnished to the Internal Revenue Service in a timely manner. Non-U.S. holders should consult their tax advisors regarding the application of the information reporting and backup withholding rules to them.

Pricing of the Offering

Prior to our offering, there has been no public market for our common stock. The initial public offering price will be determined by negotiations among us. Among the factors to be considered in determining the initial public offering price are our future prospects and those of our industry in general, our sales, earnings and certain other financial and operating information in recent periods, and the price-earnings ratios, price-sales ratios, market prices of securities, and certain financial and operating information of companies engaged in activities similar to ours.

Quantitative and Qualitative Disclosures about Market Risk

Our operations are currently conducted primarily in the United States. As we expand internationally, our results of operations and cash flows may become subject to fluctuations due to changes in foreign currency exchange rates. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we incur expenses, our foreign-currency based expenses will increase when translated into U.S. dollars. In addition, future fluctuations in the value of the U.S. dollar may affect the price at which we sell our tests outside the United States. To date, our foreign currency risk has been minimal and we have not historically hedged our foreign currency risk; however, we may consider doing so in the future.

Indemnification Agreements

We plan to enter into indemnification agreements with our directors and officers. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify these individuals to the fullest extent permitted by Delaware law.

Delaware Law

We are subject to the provisions of Section 203 of the Delaware General Corporation Law regulating corporate takeovers. Section 203 prohibits a Delaware corporation, under certain circumstances, from engaging in a business combination with any interested stockholder for a period of three years after the date that such stockholder became an interested stockholder, unless:

•	before such date, the board of directors of the corporation approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder;

•	upon the closing of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction began, excluding for purposes of determining the voting stock outstanding (but not the outstanding voting stock owned by the interested stockholder) those shares owned by (i) persons who are directors and also officers and (ii) employee stock plans in which employee participants do not have the right to determine confidentially whether shares held subject to the plan will be tendered in a tender or exchange offer; or

•	on or after such date, the business combination is approved by the board of directors and authorized at an annual or special meeting of the stockholders by at least two-thirds of the outstanding voting stock which is not owned by the interested stockholder.

In general, Section 203 defines business combination to include:

•	any merger or consolidation involving the corporation and the interested stockholder;

•	any sale, transfer, pledge or other disposition of 10% or more of the assets of the subject to certain exceptions, any transaction that results in the issuance or transfer by the corporation of any stock of the corporation to the interested stockholder;

•	any transaction involving the corporation that has the effect of increasing the proportionate share of the stock or any class or series of the corporation beneficially owned by the interested stockholder; or

•	the receipt by the interested stockholder of the benefit of any loss, advances, guarantees, pledges or other financial benefits by or through the corporation.

In general, Section 203 defines an interested stockholder as any entity or person who, together with the entity's or person's affiliates and associates, beneficially owns, or within three years prior to the time of determination of interested stockholder status did own, 15% or more of the outstanding voting stock of the corporations.

A Delaware corporation may "opt out" of these provisions with an express provision in its original certificate of incorporation or an express provision in its amended and restated certificate of incorporation or amended and restated bylaws resulting from a stockholders' amendment approved by at least a majority of the outstanding voting shares. We have not opted out of these provisions. As a result, mergers or other takeover or change in control attempts of us may be discouraged or prevented.

Rule 144

In general, under Rule 144, beginning 90 days after the date of our prospectus, a person who is not deemed to be our affiliate and has not been our affiliate at any time during the three months preceding a sale will be entitled to sell any shares of our common stock that such person has beneficially owned for at least six months, including the holding period of any prior owner other than one of our affiliates, without regard to manner of sale, volume limitations or notice provisions of Rule 144. Sales of our common stock by any such person would be subject to the availability of current public information about us if the shares to be sold were beneficially owned by such person, including the holding period of any prior owner other than one of our affiliates, for less than one year.

In addition, under Rule 144, a person may sell shares of our common stock acquired from us immediately upon the completion of this offering, without regard to volume limitations or the availability of public information about us, if:

•	the person is not our affiliate and has not been our affiliate at any time during the preceding three months; and

•	the person has beneficially owned the shares to be sold for at least one year, including the holding period of any prior owner other than one of our affiliates.

Beginning 90 days after the date of this prospectus, our affiliates who have beneficially owned shares of our common stock for at least six months, including the holding period of any prior owner other than one of our affiliates, would be entitled to sell within any three-month period a number of shares that does not exceed the greater of:

•	1% of the number of shares of our common stock then-outstanding, which will equal approximately 3,125,000 shares immediately after the completion of this offering and

•	the average weekly trading volume in our common stock on the OTC during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.

Sales under Rule 144 by our affiliates or persons selling shares on behalf of our affiliates are also subject to manner of sale provisions and notice requirements and to the availability of current public information about us.

Rule 701

In general, under Rule 701, any of our employees, consultants or advisors who purchase shares from us in connection with a compensatory stock or option plan or other written agreement in a transaction before the date of this offering that was completed in reliance on Rule 701 and complied with the requirements of Rule 701 will, subject to the lock-up restrictions described below, be eligible to resell such shares 90 days after the completion of this offering in reliance on Rule 144, but without compliance with certain restrictions, including the holding period, contained in Rule 144.

Lock-Up Agreements

In connection with our offering, we and all of our directors and officers agree, not to offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend, or otherwise transfer or dispose of, directly or indirectly, shares of our common stock or any securities convertible into or exchangeable for shares of our common stock or enter into any swap or other arrangement that transfers to another any of the economic consequences of ownership of our common stock during the period from the date of this prospectus continuing through the date 180 days after the date of the effectiveness order. Certain of our employees, including our executive officers, and directors may enter into written trading plans that are intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934. Sales under these trading plans would not be permitted until the expiration of the lock-up agreements relating to our initial public offering described above.

Possible Potential Conflicts

The OTCQB and OTCBB on which we plan to have our shares of common stock quoted does not currently have any director independence requirements.

No member of management will be required by us to work on a full time basis. Accordingly, certain conflicts of interest may arise between us and our officer(s) and director(s) in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer's understanding of his/her fiduciary duties to us.

Currently we have only two officers and three directors and will seek to add additional officer(s) and/or director(s) as and when the proper personnel are located and terms of employment are mutually negotiated and agreed, and we have sufficient capital resources and cash flow to make such offers.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective.

Code of Business Conduct and Ethics

In July 2015, we adopted a Code of Ethics and Business Conduct which is applicable to our future employees and which also includes a Code of Ethics for our founders, president, chief executive officer, and principal financial officers and any persons performing similar functions.

A code of ethics is a written standard designed to deter wrongdoing and to promote:

-	honest and ethical conduct,
-	full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements,
-	compliance with applicable laws, rules and regulations, the prompt reporting violation of the code, and
-	accountability for adherence to the code.

A copy of our Code of Business Conduct and Ethics is attached as an Exhibit to our Registration Statement.

The code of conduct will apply to all of our employees, officers and directors. Upon the completion of this offering, the full text of our code of

Board of Directors

All directors will hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected. Our current directors’ term of office expires on Feb 15, 2016. All officers are appointed annually by the board of directors subject to existing employment agreements (of which there are currently none) and will serve at the discretion of the board.

Currently, directors receive compensation for their role as directors and may receive compensation for their role as officers.

As long as we have no additional directors besides our current board all votes on issues are resolved in favor of the board’s vote.

Involvement in Certain Legal Proceedings

Except as described below, during the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of Hoverink International Holdings, Inc.:

-	the prompt reporting violation of the code, and
-	accountability for adherence to the code.

1. had a petition under the federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2. was convicted in a criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining his from or otherwise limiting his involvement in any of the following activities:

i. acting as a futures commission merchant, introducing broker, commodity trading advisor commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii. engaging in any type of business practice; or

iii. engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws; or

4. was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of an federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3) (i), above, or to be associated with persons engaged in any such activity; or

5. was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and for which the judgment has not been reversed, suspended or vacated.

Committees of the Board of Directors

Concurrent with having sufficient members and resources, the Hoverink International Holdings, Inc. board of directors will establish an audit committee and a compensation committee. We believe that we will need a minimum of five directors to have effective committee systems . The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls. The compensation committee will manage any stock option plan we may establish and review and recommend compensation arrangements for the officers. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees. See “Executive Compensation” hereinafter.

All directors will be paid by Hoverink International Holdings, Inc. and shall be reimbursed for any expenses incurred in attending directors' meetings provided that Hoverink International Holdings, Inc. has the resources to pay these fees. Hoverink International Holdings, Inc. will consider applying for officers and directors liability insurance at such time when it has the resources to do so.

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

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made. See notes to the financial statements, included elsewhere in this prospectus, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Director’s Compensation Table

The following table shows, for the period from April 1, 2015 to Dec 31, 2015, compensation awarded to or paid to, or earned by, our Board of directors

Name	Age	Position	Directors Compensation
			Total
Davidra Sajna	40	Chairman of the Board, President	$26,635

Cyrus Sajna	34	Vice President, Director	$26,635

Debbie Mae Carter	50	Principal Executive Officer,	$11,200
		Treasurer, Principal Financial
		Officer And Principal Accounting Officer

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the period of September 30, 2015 except as stated above. The Company has no activity with respect to awards.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options, and no restricted stock units, if any, held by our named executive officers vested during the period ended September 30, 2015. The Company has no activity with respect to these awards.

Outstanding Equity Awards at Fiscal Year-End Table

None of our named executive officers had any outstanding stock or option awards as of September 30, 2015that would be compensatory to the officer. The Company has not issued any awards to its named executive officers. The Company and its Board of Directors may grant awards as it sees fit to its employees as well as key consultants.

DESCRIPTION OF CAPITAL STOCK

Introduction

The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001, of which [13,872,000] Shares are outstanding as of the date of the registration statement, of which this prospectus is a part. The Company is also authorized to issue 20,000,000 share of preferred stock, par value $0.0001, of which no shares were outstanding as of the date of the registration statement, of which this prospectus is a part.

Preferred Stock

None. We presently do not have plans to issue any shares of preferred stock. However, preferred stock could be used to dilute a potential hostile acquirer. Accordingly, any future issuance of preferred stock or any rights to purchase preferred shares may have the effect of making it more difficult for a third party to acquire control of us. This may delay, defer or prevent a change of control in our Company or an unsolicited acquisition proposal. The issuance of preferred stock also could decrease the amount of earnings attributable to, and assets available for distribution to, the holders of our common stock and could adversely affect the rights and powers, including voting rights, of the holders of our common stock.

Common Stock

Our certificate of incorporation authorizes the issuance of 100,000,000 shares of common stock. There are 13,872,000 shares of our common stock issued and outstanding at September 30, 2015 that is held by 34 shareholders. The holders of our common stock:

-	have equal ratable rights to dividends from funds legally available for payment of dividends when, as and if declared by the board of directors;

-	are entitled to share ratably in all of the assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;

-	do not have preemptive, subscription or conversion rights, or redemption or access to any sinking fund; and

-	are entitled to one non-cumulative vote per share on all matters submitted to stockholders for a vote at any meeting of stockholders

See also Plan of Distribution regarding negative implications of being classified as a “Penny Stock.”

Authorized but Un-issued Capital Stock

Delaware law requires stockholder approval for any issuance of authorized shares. These additional shares may be used for a variety of corporate purposes, including future public offerings to raise additional capital or to facilitate corporate acquisitions.

One of the effects of the existence of un-issued and unreserved common stock (and/or preferred stock) may be to enable our board of directors to issue shares to persons friendly to current management, which issuance could render more difficult or discourage an attempt to obtain control of our board by means of a merger, tender offer, proxy contest or otherwise, and thereby protect the continuity of our management and possibly deprive the stockholders of opportunities to sell their shares of our common stock at prices higher than prevailing market prices.

Shareholder Matters

As an issuer of "penny stock" the protection provided by the federal securities laws relating to forward looking statements does not apply to us if our shares are considered to be penny stocks which they currently are and probably will be for the foreseeable future. Although the federal securities law provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we will not have the benefit of this safe harbor protection in the event of any claim that the material provided by us, including this prospectus, contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

Certain provisions of Delaware law described below create rights that might be deemed material to our shareholders. Other provisions might delay or make more difficult acquisitions of our stock or changes in our control or might also have the effect of preventing changes in our management or might make it more difficult to accomplish transactions that some of our shareholders may believe to be in their best interests.

Amendments to Bylaws - Our articles of incorporation provide that the power to adopt, alter, amend, or repeal our bylaws is vested exclusively with the board of directors. In exercising this discretion, our board of directors could conceivably alter our bylaws in ways that would affect the rights of our shareholders and the ability of any shareholder or group to effect a change in our control; however, the board would not have the right to do so in a way that would violate law or the applicable terms of our articles of incorporation.

There is no established public market for our common stock, and there can be no assurance that any market will develop in the foreseeable future.

Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as "Blue Sky" laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue-sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. Accordingly, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

In addition and without limiting the foregoing, the Company will be subject to applicable provisions, rules and regulations under the Exchange Act with regard to security transactions during the period of time when this Registration Statement is effective.

Our shares of common stock are subject to the "penny stock" rules of the Securities and Exchange Commission. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker- dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. If a trading market for our common stock develops, our common stock will probably become subject to the penny stock rules, and shareholders may have difficulty in selling their shares.

OTCQB/OTCBB Considerations

OTCQB and OTCBB securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTCQB and OTCBB securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTCQB and OTCBB stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

To be quoted on the OTCQB and OTCBB, a market maker must file an application on our behalf in order to make a market for our common stock. We are not permitted to file such application on our own behalf. No market maker has agreed to file an application with FINRA on our behalf. There can be no assurance that a market maker will file an application with FINRA or that the market maker’s application will be accepted by FINRA, nor can we estimate as to the time period that the application will require.

The OTCBB is separate and distinct from the NASDAQ stock market. NASDAQ has no business relationship with issuers of securities quoted on the OTCBB. The SEC’s order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the OTCBB.

Although the NASDAQ stock market has rigorous listing standards to ensure the high quality of its issuers, and can delist issuers for not meeting those standards, the OTCQB and OTCBB have limited to no listing standards. Rather, it is the market maker who chooses to quote a security on the system, files the application, and is obligated to comply with keeping information about the issuer in its files. FINRA cannot deny an application by a market maker to quote the stock of a company assuming all FINRA questions relating to its Rule 211 process are answered accurately and satisfactorily. The only requirement for ongoing inclusion in the OTCBB is that the issuer be current in its reporting requirements with the SEC.

Although we anticipate that quotation on the OTCQB and OTCBB will increase liquidity for our stock, investors may have difficulty in getting orders filled because trading activity on the OTCBB in general is not conducted as efficiently and effectively as with NASDAQ-listed securities. As a result, investors’ orders may be filled at a price much different than expected when an order is placed.

Investors must contact a broker-dealer to trade OTCBB securities. Investors do not have direct access to the bulletin board service. For bulletin board securities, there only has to be one market maker.

If we become able to have our shares of common stock quoted on the OTCQB and OTCBB, we will then try, through a broker-dealer and its clearing firm, to become eligible with the DTC to permit our shares to trade electronically. If an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCQB and OTCBB), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all the companies on the OTCQB and OTCBB). What this boils down to is that while DTC-eligibility is not a requirement to trade on the OTCQB and OTCBB, it is a necessity to process trades on the OTCQB and OTCBB if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

Because OTCQB and OTCBB stocks are usually not followed by analysts, there may be lower trading volume than for NASDAQ-listed securities.

Section 15(g) of the Exchange Act

Our shares will be covered by Section 15(g) of the Exchange Act, and Rules 15g-1 through 15g-6 promulgated thereunder. They impose additional sales practice requirements on broker-dealers who sell our securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 excluding revenue or annual income exceeding $200,000 or $300,000 jointly with their spouses).

Rule 15g-1 exempts a number of specific transactions from the scope of the penny stock rules (but is not applicable to us).

Rule 15g-2 declares unlawful broker-dealer transactions in penny stocks unless the broker-dealer has first provided to the customer a standardized disclosure document.

Rule 15g-3 provides that it is unlawful for a broker-dealer to engage in a penny stock transaction unless the broker-dealer first discloses and subsequently confirms to the customer current quotation prices or similar market information concerning the penny stock in question.

Rule 15g-4 prohibits broker-dealers from completing penny stock transactions for a customer unless the broker-dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

Rule 15g-5 requires that a broker-dealer executing a penny stock transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales persons compensation.

Rule 15g-6 requires broker-dealers selling penny stocks to provide their customers with monthly account statements.

Rule 3a51-1 of the Exchange Act establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.

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

Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If the Company remains subject to the penny stock rules for any significant period, which is likely, it could have an adverse effect on the market, if any, for the Company’s securities. If the Company’s securities are subject to the penny stock rules, investors will find it difficult to dispose of the Company’s securities.

State Securities – Blue Sky Laws

There is no established public market for our common stock, and there can be no assurance that any market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as "Blue Sky" laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue-sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. Accordingly, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

We have applied for listing in Mergent, Inc., a leading provider of business and financial information on publicly listed companies, which, once published, will provide Hoverink International Holdings, Inc. with “manual” exemptions in approximately 33 states as indicated in CCH Blue Sky Law Desk Reference at Section 6301 entitled “Standard Manuals Exemptions.” Our application was approved by Mergent, Inc.in June 2015.

Thirty-three states have what is commonly referred to as a "manual exemption" for secondary trading of securities such as those to be resold by selling stockholders under this registration statement. In these states, so long as we obtain and maintain a listing in Mergent, Inc. or Standard and Poor's Corporate Manual, secondary trading of our common stock can occur without any filing, review or approval by state regulatory authorities in these states. These states are: Alaska, Arizona, Arkansas, Colorado, Connecticut, District of Columbia, Florida, Hawaii, Idaho, Indiana, Iowa, Kansas, Maine, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Nebraska, New Jersey, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Rhode Island, South Carolina, Texas, Utah, Washington, West Virginia and Wyoming. We cannot secure this listing, and thus this qualification, until after our registration statement is declared effective. Once we secure this listing (assuming that being a development stage and shell company is not a bar to such listing), secondary trading can occur in these states without further action.

Upon effectiveness of this Prospectus, the Company intends to continue to be deemed a “reporting issuer” under Section 12 (g) of the Exchange Act, as amended, by way of filing a Form 8-A with the SEC. A Form 8-A is a “short form” of registration whereby information about the Company will be incorporated by reference to the Registration Statement on Form S-1, of which this prospectus is a part. Upon filing of the Form 8-A, if done, the Company’s shares of common stock will become “covered securities,” or “federally covered securities” as described in some states’ laws, which means that unless you are an “underwriter” or “dealer,” you will have a “secondary trading” exemption under the laws of most states (and the District of Columbia, Guam, the Virgin Islands and Puerto Rico) to resell the shares of common stock you purchase in this offering. However, four states do impose filing requirements on the Company: Michigan, New Hampshire, Texas and Vermont. The Company may, at its own cost, make the required notice filings in Michigan, New Hampshire, Texas and Vermont immediately after filing its Form 8-A with the SEC.

We currently do not intend to and may not be able to qualify securities for resale in other states which require shares to be qualified before they can be resold by our shareholders.

Limitations Imposed by Regulation M

Under applicable rules and regulations under the Exchange Act, any person engaged in the distribution of the shares may not simultaneously engage in market making activities with respect to our common stock for a period of two business days prior to the commencement of such distribution.

LEGAL MATTERS

Ronald J. Logan of the Logan Law Firm PLC 2999 North 44th Street, Suite 303 Phoenix, AZ 85018-7250 has given his opinion as attorneys-at-law regarding the validity of the issuance of the Shares offered by the Company and whether the shares offered in the Primary Offering and Secondary Offering may be sold pursuant to this prospectus after it becomes effective and while it remains current.

EXPERTS

Anton & Chia, LLP, an independent registered public accounting firm, has audited the balance sheets of Hoverink International Holding, Inc. as of December 31, 2014, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2014. The Company has included such financial statements in the prospectus and elsewhere in the registration statement in reliance on the report of June 30, 2015, given their authority as experts in accounting and auditing

MANAGEMENT

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

Cyrus Sajna

Cyrus Sajna is Founder of Hoverink. Mr. Cyrus Sajna is the managing partner and Chief Operating Officer of Hoverink Opportunities Fund, LP a Delaware Private Equity Fund and is a Managing Member of Hoverink Capital Management, LLC. He attended Chicago State University 2000-2004 Biology/Premedical major with interest in Cardiology. He also has experienced trading seminars on the Floor of the Chicago Mercantile Exchange. This CME open outcry training opportunity changed his life. The privately held firm located within the Chicago Mercantile Exchange taught him Open Outcry trading of the S&P 500 which did in fact open the proverbial eyes of his true capabilities. He began working on Hoverink as a result of his dream of creating a Hover Board experience that was truly safe for the hover boarder. While often bullied as a child for his scientific outlook. He never gave up on his dream of the world hovering in a safe environment. This outlook is based on the fact that many hover board creators today do not have a formula for a universal hover height modulation program or while hovering; a calculated and calibrated braking anomaly or even steering a Hover board. Cyrus knew that creating an indoor controlled hover environment with Hover traffic being automated and controlled was the true basis of Hovering for entertainment for hover boards and thus he created "Hoverink" He then realized that if he could successfully create and sustain the hover sensation for Hover boards; he could also create the hover sensation for Hover Cars as well. Thus, the creation of our Smart Rink technologies which both creates and sustains the hover sensation for both Hoverink Hover boards and Hoverink Hover Cars.

Space Watch Satellite Development - Cyrus Sajna developed the Space Watch Satellite mainly because he dreamed of a world where advertisers could effectively advertise their brands via holography from an Orbital Satellite "Space Watch"

Various advertisers typically use Television, Facebook or Google to advertise their brands. Although effective and profitable these methods require the use of a Computer or Mobile Device. However, with the Space Watch Satellite no device is required and all the target audience has to do is look into the sky to see the advertisers brand displayed in a holographic image from space for billions to see.

We do not have common stock or equity subject to outstanding options or warrants to purchase or securities convertible into our common stock or equity. Also, 64% of our outstanding common stock is held by our board of directors

Percent of Class

Name	Number of Shares of Common Stock	Percent of Class before Offering (1)	Percent of Class After Offering (2)
Debbie Mae Carter	2,640,000	19%	19%
Cyrus Sajna & Davidra Nicole Sajna Trust(1) (2)	3,480,000	25%	25%
Davidra Nicole Sajna	2,860,000	20%	20%
William Neil Gallagher	1,960,000	14%	14%
Victor Sapphire	740,000	5.3%	5.3%
James Mckillop	250,000	1.8%	1.8%
James Cassidy	250,000	1.8%	1.8%
Save our Children	200,000	1.5%	1.5%
Health and Charity Outreach*	25,000	0.17	0.17
All Officers and directors
as a group (3 persons)	12,395,000	87.4%	87.4%

Ms. Debbie Carter, our chief executive officer (2,640,000). In general, under Rule 144, a holder of restricted common shares who is an affiliate at the time of the sale or any time during the three months preceding the sale can resell shares, subject to the restrictions described below.

(1)	Cyrus Sajna and Davidra Sajna are both trustees and beneficiaries and are deemed the beneficial indirect owners of shares held by

The Cyrus Sajna and Davidra Sajna Revocable Living Trust (2012) under Rule 13d-3;

(2)	Item 403 of Regulation S-K under Rule 13d-3; we disclose that the beneficial owner of the shares held by The Cyrus Sajna and Davidra Sajna Revocable Living Trust (2012) are both Cyrus Sajna and Davidra Sajna

(3)	* Means less than (1) percent

(4)	Debbie Mae Carter is beneficial owner of Save our Children

(5)	William Neil Gallagher is beneficial owner of Health and Charity Outreach

If we become a public reporting company under the Exchange Act for at least 90 days immediately before the sale, then at least six months must have elapsed since those shares were acquired from us or an affiliate, and we must remain current in our filings for an additional period of six months; in all other cases, at least one year must have elapsed since the shares were acquired from us or an affiliate.

The number of shares sold by such person within any three-month period cannot exceed the greater of:

-	1% of the total number of our common shares then outstanding; or

-	The average weekly trading volume of our common shares during the four calendar weeks preceding the date on which notice on Form 144 with respect to the sale is filed with the SEC (or, if Form 144 is not required to be filed, then four calendar weeks preceding the date the selling broker receives the sell order) (This condition is not currently available to the Company because its securities do not trade on a recognized exchange).

Conditions relating to the manner of sale, notice requirements (filing of Form 144 with the SEC) and the availability of public information about us must also be satisfied.

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

At the present time, we are an emerging growth company as defined in Section 2(a) (19) of the Securities Act. Pursuant to Section 107 of the Jumpstart Our Business Startups Act, we may take advantage of the extended transition period provided in Section 7(a) (2) (B) of the Securities Act for complying with new or revised accounting standards, meaning that we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Current Public Information

In general, for sales by affiliates and non-affiliates, the satisfaction of the current public information requirement depends on whether we are a public reporting company under the Exchange Act:

-	If we have been a public reporting company for at least 90 days immediately before the sale, then the current public information requirement is satisfied if we have filed all periodic reports (other than Form 8-K) required to be filed under the Exchange Act during the 12 months immediately before the sale (or such shorter period as we have been required to file those reports).

-	If we have not been a public reporting company for at least 90 days immediately before the sale, then the requirement is satisfied if specified types of basic information about us (including our business, management and our financial condition and results of operations) are publicly available.

ever, no assurance can be given as to:

-	the likelihood of a market for our common shares developing,

-	the liquidity of any such market,

-	the ability of the shareholders to sell the shares, or

-	The prices that shareholders may obtain for any of the shares.

No prediction can be made as to the effect, if any, that future sales of shares or the availability of shares for future sale will have on the market price prevailing from time to time. Sales of substantial amounts of our common shares, or the perception that such sales could occur, may adversely affect prevailing market prices of the common shares.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements. Such forward-looking statements contained in this prospectus which is a part of our registration statement involve risks and uncertainties, including statements as to:

-	our future operating results;

-	our business prospects;

-	any contractual arrangements and relationships with third parties;

-	the dependence of our future success on the general economy;

-	any possible financings; and

-	The adequacy of our cash resources and working capital.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as us “believe," “anticipate,” “expect,” “estimate” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this prospectus. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this prospectus, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

As required by Item 10l(a)(2) of Regulation S-K we have added additional disclosures regarding our plan below. These may be deemed Forward Looking Statements. In this section we provide details regarding the Management's Discussion and Analysis section regarding the remainder of the fiscal year and the first six months of the next fiscal year as required by Item 10l(a)(2) of Regulation S-K and we further discuss our specific plan of operations and milestones.

Our anticipated time from for beginning and completing each of our milestones are listed as the following;

Our Hovering for entertainment via a Hover Car or Hover Board milestones occur when we: (1) ascertain funding for Structural Engineering and architectural phase. (2 ascertain funding to begin the construction of Hoverink. We must ascertain a suitable amount of capital and believe being publicly traded will greatly assist us in either future debt or equity offerings. Our anticipated expenditures and the expected sources of such funding which all consist of raising funds via the sale of equity or debt. The anticipated timeframe to complete this milestone is 2016

Our critical Space Watch Satellite Advertising Payload milestone occurs when our FCC broadcast license is issued and our critical milestone occurs when our Advertising Payload is Hosted. We can then provide the advertising platform via the Orbital Satellite; Space Watch - displaying holographic images of brands from an orbital satellite. The anticipated timeframe to complete this milestone is 2018. We will have expenditures associated with having our payload hosted and those expenditures may be excessive. We must ascertain funding to have our Payload Hosted on a satellite creating an Orbital Advertising Platform. Using a third party Hosted Payload Service Provider we can display our advertisers brands from our orbital satellite using our advertising payload.

ANTON & CHIA, LLP CERTIFIED PUBLICACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTINGFIRM

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audits of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Although in February, 2015, the members of the Board of Directors has changed as has the control of the Company, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

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

Dated: November 23, 2015

