Form 10-Q
period 2016-03-31
Hoverink Biotechnologies, Inc.
filed 2017-10-12
CIK 1586494

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016 OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

	Commission File Number 000-55055 Hoverink Biotechnologies, Inc. (Exact name of registrant as specified in its charter)
Delaware	2834	46-3590875
State or other jurisdiction	Primary Standard Industrial	(I.R.S. Employer
incorporation or organization	Classification Code Number)	Identification Number)
	Hoverink Biotechnologies, Inc.
	1801 Century Park East., 24th Floor Los Angeles, California 90067

	(866) 443-4666

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes ☐ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at October 3, 2017
Common stock par value $0.0001	13,872,000

HOVERINK BIOTECHNOLOGIES, INC.
FORMERLY KNOWN AS
HOVERINK INTERNATIONAL HOLDINGS, INC.
Balance Sheets

		(Unaudited)	(Audited)
		For The Three	For The
		Months Ended	Year Ended
		March 31,	December 31,
		2016	2015

ASSETS

Current Assets
Cash and cash equivalents		$ 5,315	$ -
Funds held in attorney trust		10,931	-

Total Current assets		16,247	-

Assets at cost, net		-	-

Total assets		$ 16,247	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank overdraft			3
Accounts payable		$ 51,657	24,290
Note payable		163,351	120,214

Total Liabilities		215,008	144,507

Shareholders' Deficit
Additional paid in capital		1,407	1,407
Discount on Common Stock		(1,387)	(1,387)
Common Stock	$0.0001 par value, 100,000,000 shares	1,387	1,387
	authorized, 13,872,000 issued and outstanding
	at March 31, 2015, and 20,000,000 issued and
	outstanding at December 31, 2014
Accumulated deficit		(200,168)	(145,914)

Total Stockholders' deficit		(198,761)	(144,507)

Total Liabilities and Partner Deficit		$ 16,247	$ -

The accompanying notes are an integral part of these condensed financial statements

HOVERINK BIOTECHNOLOGIES, INC.
FORMERLY KNOWN AS
HOVERINK INTERNATIONAL HOLDINGS, INC.
Statements of Operation

	(Unaudited)	(Unaudited)
	For The Three	For The Three
	Months Ended	Months Ended
	March 31,	March 31,
	2016	2015

Revenue
Services	$ -	$ -

Total Revenue	-	-

Cost of Goods sold	-	-

Gross profit	-	-

Operating Expenses
General and administrative	49,895	17,799
Travel and entertainment	4,359	-
Total Operating Expenses	54,254	17,799

Income from operations	(54,254)	(17,799)

Other income (expense)
Interest expense	-	-
Other income
Total other income (expense)	-	-

Net Income	(54,254)	(17,799)

Basic and diluted net loss per share	(0.00)	(0.00)

Basic and diluted weighted average common shares
outstanding used in computing net loss per share	13,872,000	20,000,000

The accompanying notes are an integral part of these condensed financial statements

HOVERINK BIOTECHNOLOGIES, INC.
FORMERLY KNOWN AS
HOVERINK INTERNATIONAL HOLDINGS, INC.
Statements of Cash Flow

	(Unaudited)	(Unaudited)
	For The Three	For The Three
	Months Ended	Months Ended
	March 31,	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	(54,254)	$ (17,799)
Adjustments to reconcile net income to net cash used by
operating activities:
Issuance of common stock for services		1,387
Changes in operating assets and liabilities:
Accounts payable	27,366
Notes payable	43,136	150,000
Net cash provided by (used in) operating activities	16,249	133,588

Investing Activities:
	-	-
Net cash used in investing activities	-	-

Financing Activities:
Common stock		(2,000)
Discount on common stock		613
Funds advanced to Attorneys	(10,931)
Net cash provided by (used in) financing activities	(10,931)	(1,387)

NET INCREASE (DECREASE) IN CASH	5,318	132,201

Cash at beginning of period	(3)	-
Cash at end of period	5,315	$ 132,201

Supplemental disclosure of cash flow information:
Cash paid for interest	$ -
Cash paid for taxes

Supplemental non-cash investing and financing activities:
Disposal of property to related party	$ -	$ -
Non--cash dividends	$ -	$ -

The accompanying notes are an integral part of these condensed financial statements

Notes to Unaudited Condensed Financial Statements

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We are an innovative preclinical biopharmaceutical company committed to the discovery development, manufacturing and commercializing LADAVRU® and biosimilars. Our product candidate LADAVRU® focuses on Cancer, Cirrhosis, Cirrhosis ascites, AIDS, and chronic pain, nausea and discomfort associated with chemotherapy; our goals consist of primarily serving readily identifiable patient populations suffering from Cancer, Cirrhosis, Cirrhosis ascites, AIDS, and chronic pain, nausea and discomfort associated with chemotherapy particularly for patients using anthracyclines with the intention of targeting the treatment of relapsed or refractory AML. Anthracyclines are a class of chemotherapy drugs designed to disrupt the DNA of, and eventually destroy, targeted cancer cells. They are the most effective anticancer drugs developed and are used to treat a range of cancers, including leukemias, lymphomas, and breast, stomach, uterine, ovarian, bladder, and lung cancers

Corporate Information

On September 8th, 2017, “Hoverink Biotechnologies, Inc., a Delaware corporation, (the “Company”), with the approval of its board of directors and shareholders owning a majority of the Company’s issued and outstanding shares by written consent in lieu of a meeting, filed a Certificate of Change (the “ Certificate of Change ”) with the Secretary of State of Delaware.

 As a result of the Certificate of Change, the Company will be changing its name to “Hoverink Biotechnologies, Inc.”, effective as of September 11, 2017.

In February 2015, the Company implemented a change of control by issuing shares to new shareholders, redeeming shares of existing shareholders, electing new officers and directors and accepting the resignations of its then existing officers and directors. In connection with the change of control, the shareholders of the Company and its board of directors unanimously approved the change of the Company’s name from Sky Run Acquisition Corporation to Hoverink Biotechnologies, Inc. Prior to this the company was a shell as defined in Rule 405.

We were incorporated in Delaware in July 2013 as Skyrun Acquistion Corporation. Our principal executive offices are located at   1801 Century Park E., 24th Floor Los Angeles, California 90067:866-443-4666

Our website address is in beta at www.hoverinkbiotech.yolosite.com. We do not incorporate the information on or accessible through our website into this prospectus, and you should not consider any information contained in, or that can be accessed through, our website as part of this prospectus. ‘

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not yet established a stable ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to sustain operations and the attainment of profitable operations. The Company had an accumulated deficit of $200,168 as of March 31, 2016. These factors, among others, raise substantial doubt as to its ability to continue as a going concern.

In order to continue as a going concern, the Company needs to develop a reliable source of revenues, and achieve a profitable level of operations. During the three months ended March 31, 2016 and 2015 and the year ended December 31, 2015, the Company has been involved primarily with  development of operations and applying to trade in the public market. The Company has continued to organize and structure to meet the needs of shareholders and attract suitable financing.

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

Cash

The Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of March 31, 2016 and December 31, 2015, there were no cash and cash equivalents for the company.

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

Comprehensive Loss

“Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2016, the Company had no items that represented a comprehensive loss and, therefore, did not include a schedule of comprehensive loss in the financial statements.

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at March 31, 2016 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On March 31 2015 the company entered into a loan for $150,000 with Cyrus Sajna, a related party. This loan matures on March 31, 2019, bears no interest, and can be paid in full at any time before the penalty deadline.

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

NOTE 6 – PREPAID EXPENSE

As of March 31, 2016, the company had short term prepaid expense of $10,931. The prepaid expense is used for legal and audit related expenses and other G&A expenses.

NOTE 7 – SUBSEQUENT EVENTS

On September 8th, 2017, “Hoverink Biotechnologies, Inc., a Delaware corporation, (the “Company”), with the approval of its board of directors and shareholders owning a majority of the Company’s issued and outstanding shares by written consent in lieu of a meeting, filed a Certificate of Change (the “Certificate of Change”) with the Secretary of State of Delaware.

 As a result of the Certificate of Change, the Company will be changing its name to “Hoverink Biotechnologies, Inc.”, effective as of September 11, 2017.

SUMMARY

This summary highlights information contained elsewhere in this prospectus. This summary does not contain all of the information that you should consider before deciding to invest in our common stock. You should read this entire prospectus carefully, including the “Risk Factors” section, our historical financial statements and the notes thereto, and unaudited pro forma financial information, each included elsewhere in this prospectus. The terms “Hoverink Biotech”, “the Company”, “our”, or “we” refer to Hoverink Biotechnologies, Inc.

Overview

We are an innovative preclinical biopharmaceutical company committed to the discovery development, manufacturing and commercializing LADAVRU® and biosimilars. The liver is a vital organ that plays an extremely important role in human metabolism and other key physiologic functions. Rare disorders like Cirrhosis, Cirrhosis ascites are associated with the liver, many of which have severe or even fatal consequences for patients, and collectively represent a significant unmet medical need. Our product candidate LADAVRU® focuses on Cancer, Cirrhosis, Cirrhosis ascites, AIDS, and chronic pain, nausea and discomfort associated with chemotherapy; our goals consist of primarily serving readily identifiable patient populations suffering from Cancer, Cirrhosis, Cirrhosis ascites, AIDS, and chronic pain, nausea and discomfort associated with chemotherapy particularly for patients using anthracyclines with the intention of targeting the treatment of relapsed or refractory AML. Anthracyclines are a class of chemotherapy drugs designed to disrupt the DNA of, and eventually destroy, targeted cancer cells. They are the most effective anticancer drugs developed and are used to treat a range of cancers, including leukemias, lymphomas, and breast, stomach, uterine, ovarian, bladder, and lung cancers. The nature of these diseases permits us to leverage highly predictive preclinical models and well-described, and often clinically validated, biomarkers to shorten time to clinical proof of concept.

We intend to submit patent applications for formulation, synthetic process and reconstitution related to our LADAVRU® drug product candidate, although there is no assurance that we will be successful in obtaining such patent protection. Independently from potential patent protection, we believe LADAVRU® will qualify for Orphan Drug status, which could entitle us to market exclusivity of up to 7 and 10 years from the date of approval of a New Drug Application (NDA) and Marketing Authorization (MA), in the US and the European Union (EU), respectively. However, there can be no assurance that such status will be granted. Separately, the FDA may also grant market exclusivity of up to five years for newly approved new chemical entities (of which LADAVRU®  would be one), but there can be no assurance that such exclusivity will be granted or, if granted, for how long.

Our Drug Candidates

LADAVRU®

Our lead product candidate is LADAVRU®, We are an innovative preclinical biopharmaceutical company committed to the discovery development, manufacturing and commercializing LADAVRU® and biosimilars. Our product candidate LADAVRU® focuses on Cancer, Cirrhosis, Cirrhosis ascites, AIDS, and chronic pain, nausea and discomfort associated with chemotherapy; our goals consist of primarily serving readily identifiable patient populations suffering from Cancer, Cirrhosis, Cirrhosis ascites, AIDS, and chronic pain, nausea and discomfort associated with chemotherapy particularly for patients using anthracyclines with the intention of targeting the treatment of relapsed or refractory AML. Anthracyclines are a class of chemotherapy drugs designed to disrupt the DNA of, and eventually destroy, targeted cancer cells. They are the most effective anticancer drugs developed and are used to treat a range of cancers, including leukemias, lymphomas, and breast, stomach, uterine, ovarian, bladder, and lung cancers.

LADAVRU® focuses on treating chronic pain, nausea and discomfort associated with chemotherapy particularly for patients using anthracyclines with the intention of targeting the treatment of relapsed or refractory AML and chronic pain, nausea and discomfort associated with Cancer, Cirrhosis, Cirrhosis ascites, AIDS.

We also intend to pursue Orphan Drug status for LADAVRU®. The prevalence ceiling for qualifying rare diseases under the US Orphan Drug Act is 200,000 patients and proportionally similar guidelines exist in the EU.

The most recently published prevalence statistics from the National Cancer Institute reported that the number of people living beyond a cancer diagnosis reached nearly 14.5 million in 2014 and is expected to rise to almost 19 million by 2024. In 2016, an estimated 1,685,210 new cases of cancer will be diagnosed in the United States and 595,690 people will die from the disease. The number of new cases of cancer (cancer incidence) is 454.8 per 100,000 men and women per year (based on 2008-2012 cases). The trend data since that publication would indicate that the prevalence today should still be well below the 200,000 patient limitation for Orphan Drugs, which would permit LADAVRU® for the treatment of chronic pain, nausea and discomfort associated with chemotherapy particularly for patients using anthracyclines with the intention of targeting the treatment of relapsed or refractory AML to qualify for Orphan Drug status. However, we can provide no assurance that we will be successful in obtaining Orphan Drug status for LADAVRU®.

Our Strategy

Our mission is to improve the lives of patients who suffer from rare diseases for which there are limited or no available treatments, with an initial therapeutic focus on Cirrhosis ascites, patients suffering from AIDS, Cancer and chronic pain, nausea and discomfort associated with chemotherapy and neuropathy. Rare disorders like Cirrhosis, Cirrhosis ascites are associated with the liver, many of which have severe or even fatal consequences for patients, and collectively represent a significant unmet medical need. Our product candidate LADAVRU® focuses on Cancer, Cirrhosis, Cirrhosis ascites, AIDS, and chronic pain, nausea and discomfort associated with chemotherapy; our goals consist of primarily serving readily identifiable patient populations suffering from Cancer, Cirrhosis, Cirrhosis ascites, AIDS, and chronic pain, nausea and discomfort associated with chemotherapy particularly for patients using anthracyclines with the intention of targeting the treatment of relapsed or refractory AML. Anthracyclines are a class of chemotherapy drugs designed to disrupt the DNA of, and eventually destroy, targeted cancer cells. They are the most effective anticancer drugs developed and are used to treat a range of cancers, including leukemias, lymphomas, and breast, stomach, uterine, ovarian, bladder, and lung cancers. The nature of these diseases permits us to leverage highly predictive preclinical models and well-described, and often clinically validated, biomarkers to shorten time to clinical proof of concept.

Risk Associated with Our Business

As a preclinical stage pharmaceutical company, our business and ability to execute our business strategy are subject to a number of risks of which you should be aware before you decide to buy our securities. In particular, you should consider the following risks, which are discussed more fully in the section entitled

“Risk Factors”:

•

we currently do not have regulatory approval for our lead drug candidate, LADAVRU®, or any other product candidates, in the United States or elsewhere, although we plan to conduct clinical trials in the United States for LADAVRU® and other drug candidates in the future, there is no assurance that we will be successful in our clinical trials or receive regulatory approval in a timely manner, or at all. Our lead drug candidate, LADAVRU®, is not the subject of any patent protection, and, although we intend to apply for formulation and method-of-use patents for LADAVRU®, there is no assurance that we will be successful in obtaining such patents

•

unforeseen side effects from any of our product candidate LADAVRU® could arise either during clinical development.

•

we do not currently carry product liability insurance covering any of our drug candidates and, although we intend to obtain product liability insurance for future clinical trial liability that we may incur, there can be no assurance that we will secure adequate coverage or that, even if we do so, any such coverage will be sufficient to prevent the exposure of our operations to significant potential liability in the future;

•

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We may never achieve or maintain profitability.

•

We depend almost entirely on the success of our lead product candidate, LADAVRU®, which is still in early pre-clinical development. We cannot be certain that we will be able to initiate clinical trials for, successfully complete the clinical development of, obtain regulatory approval for, or successfully commercialize LADAVRU®

•

We will require additional capital to fund our operations. Failure to obtain additional capital may force us to delay, reduce or eliminate our product development efforts or require us to enter into unfavorable financing or licensing terms.

•

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in this prospectus.

•

Our lead product candidate, LADAVRU®, is designed to be administered with other therapies, which may result in unforeseen side effects or failures in our clinical trials. Additionally, if the other therapies are limited in their commercial availability or removed from the market, we may be unable to successfully complete development and commercialization of our product candidates.

•

We may rely on a number of collaborations with third parties, and if they do not adequately perform their obligations, we may not realize the commercial benefits of these arrangements and our results of operations may be materially harmed.

•

The pre-clinical and commercial landscape for Cancer is highly competitive and subject to rapid and significant technological change. Competitive products for treatment of Cancer, Cirrhosis, Cirrhosis ascites, AIDS, and chronic pain, nausea and discomfort associated with chemotherapy particularly for patients using anthracyclines with the intention of targeting the treatment of relapsed or refractory AML may reduce or eliminate the commercial opportunity for our product candidates. If our competitors develop technologies or product candidates more rapidly than we do or their technologies are more effective, our ability to develop and successfully commercialize our products may be adversely affected.

 •

we have never commercialized any of our drug candidates, including LADAVRU®, and, even if approved, our drug candidates may not be accepted by healthcare providers or healthcare payors; and

•

we may be unable to maintain and protect our intellectual property assets, which could impair the advancement of our pipeline and commercial opportunities.

•

third parties may claim that the manufacture, use or sale of our technologies infringe their intellectual property rights. As with any litigation where such claims may be asserted, we may have to seek licenses, defend infringement actions or challenge the validity of those patents in the patent office or the courts. If these are not resolved favorably, we may not be able to continue to develop and commercialize our product candidates. We may not have identified, or be able to identify in the future, U.S. or foreign patents that pose a risk of potential infringement claims;

•

We are dependent on the principal members of our board and management and will need to recruit a significant number of additional personnel in order to achieve our operating goals. If we are unable to retain and motivate our current executives and advisors or attract and recruit additional personnel, our ability to develop and successfully commercialize our product may be adversely affected.

•

our short-to-medium term prospects depend largely on our ability to develop and commercialize one drug candidate, LADAVRU®, and our ability to generate revenues in the future will depend heavily on the successful development and commercialization of LADAVRU®;

•

If we are unable to obtain or protect intellectual property rights related to our product candidates, we may not be able to compete effectively in our markets.

Corporate Information

On September 8th, 2017, “Hoverink Biotechnologies, Inc., a Delaware corporation, (the “ Company ”), with the approval of its board of directors and shareholders owning a majority of the Company’s issued and outstanding shares by written consent in lieu of a meeting, filed a Certificate of Change (the “ Certificate of Change ”) with the Secretary of State of Delaware.

 As a result of the Certificate of Change, the Company will be changing its name to “Hoverink Biotechnologies, Inc.” , effective as of September 11, 2017.

In February 2015, the Company implemented a change of control by issuing shares to new shareholders, redeeming shares of existing shareholders, electing new officers and directors and accepting the resignations of its then existing officers and directors. In connection with the change of control, the shareholders of the Company and its board of directors unanimously approved the change of the Company’s name from Sky Run Acquisition Corporation to Hoverink Biotechnologies, Inc. Prior to this the company was a shell as defined in Rule 405. The company ceased being a shell as of Feb 15th 2016.

We were incorporated in Delaware in July 2013 as Skyrun Acquistion Corporation. Our principal executive offices are located at   1801 Century Park E., 24th Floor Los Angeles, California 90067:866-443-4666. Our website address is www.hoverinkbiotech.com. We do not incorporate the information on or accessible through our website into this prospectus, and you should not consider any information contained in, or that can be accessed through, our website as part of this prospectus.

This prospectus contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this prospectus, including logos, artwork, and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. Except where the context requires otherwise, in this prospectus “Company,” “Hoverink,” “HRBH” “we,” “us” and “our” refer to “Hoverink Biotechnologies, Inc.”

Implications of Being an Emerging Growth Company

We qualify as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, enacted in April 2012. As such, we may take advantage of reduced reporting requirements that are otherwise applicable to public companies. These provisions include, but are not limited to:

•

being permitted to present only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced Management’s Discussion and Analysis of Financial Condition and Results of Operations disclosure in this prospectus;

•

not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended;

•

reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and

•

exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We may use these provisions until the last day of our fiscal year following the fifth anniversary of the closing of this offering. However, if certain events occur prior to such date, including if we become a “large accelerated filer,” our annual gross revenue exceeds $1.0 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such period.

We have elected to take advantage of certain reduced disclosure obligations in the registration statement of which this prospectus is a part and may elect to take advantage of other reduced reporting requirements in future filings. As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests.

The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. We have irrevocably elected not to avail ourselves of this exemption and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

RISK FACTORS

A Fast Track Designation by FDA may not actually lead to a faster development or regulatory review or approval process.

We seek to receive Fast Track Designation for LADAVRU and we may seek Fast Track Designation for some of our other product candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for Fast Track Designation. FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that FDA would decide to grant it. Even though we have obtained Fast Track Designation for LADAVRU and even if we receive Fast Track Designation for our other product candidates, we may not experience a faster development process, review or approval compared to non-expedited FDA review procedures. In addition, FDA may withdraw Fast Track Designation for LADAVRU or any other product candidate that is granted if it believes that the designation is no longer supported by data from our clinical development program.

We may never obtain FDA approval for any of our product candidates in the United States, and even if we do, we may never obtain approval for or commercialize any of our product candidates in any other jurisdiction, which would limit our ability to realize their full market potential.

In order to eventually market any of our product candidates in any particular foreign jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a jurisdiction-by-jurisdiction basis regarding safety and efficacy. Approval by FDA in the United States, if obtained, does not ensure approval by regulatory authorities in other countries or jurisdictions. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and costs for us and require additional preclinical studies or clinical trials which could be costly and time-consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. The foreign regulatory approval process involves all of the risks associated with FDA approval. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of our products will be unrealized.

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

The Company has no revenues to date .

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

This Primary Offering is self-underwritten, that is, we are not going to engage the services of an underwriter to sell the Shares. We intend to sell our Shares through our President who will receive no commissions or other remuneration from any sales made hereunder. They will offer the Shares to friends, family members, and business associates; however, there is no guarantee that they will be able to sell any of the Shares. Unless they are successful in selling all of the Shares and we receive the maximum amount of proceeds from this Primary Offering, we may have to seek alternative financing to implement our plan of operations.

We may have difficulty selling shares under our Primary Offering because the selling shareholders are concurrently offering their  shares under the Secondary Offering.

We may have difficulty selling shares under our Primary Offering because we may be competing with the selling security holders who are concurrently offering their shares under the Secondary Offering. In the event that our common shares are quoted on the OTC Bulletin Board or OTCQB, the selling security holders will not be required to sell their shares at a fixed price of $  per share. Accordingly, the selling security holders may reduce the price of their shares which may hinder our ability to sell any shares under the Primary Offering.

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

The Company’s stock may be considered a penny stock and any investment in the Company’s stock will be considered a high- risk investment and subject to restrictions on marketability.

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

The Securities and Exchange Commission ("SEC") adopted Rule 405 of the Securities Act and Exchange Act Rule 12b-2 which defines a shell company as a registrant that has no or nominal operations, and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets. Our balance sheet reflects that we have cash and intangible assets; however, if we are defined as a shell company. The new rules prohibit shell companies from using a Form S-8 to register securities pursuant to employee compensation plans. However, the new rules do not prevent us from registering securities pursuant to

S-1 registration statements. Additionally, the new rule regarding Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company. If an acquisition is undertaken (of which we have no current intention of doing), but instead we adopted our Hoverink Development Plan and Space Watch Orbital Advertising Business Plan and filed a current report on Form 8-K containing the information required pursuant to Regulation S-K. On February 16, 2015, the Company implemented a change of control by issuing shares to new shareholders, redeeming shares of existing shareholders, electing new officers and directors and accepting the resignations of its then existing officers and directors. In connection with the change of control, the shareholders of the Company and its board of directors unanimously approved the change of the Company’s  name from Sky Run Acquisition Corporation to Hoverink Biotechnologies, Inc. Prior to this the company was a shell as defined in Rule 405. The company ceased being a shell as of Feb 16th 2015.  We are an emerging growth company as defined in Section 2(a) (19) of the Securities Act. Pursuant to Section 107 of the Jumpstart Our Business Startups Act, we may take advantage of the extended transition period provided in Section 7(a) (2) (B) of the Securities Act for complying with new or revised accounting standards, meaning that we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have chosen to take advantage of the extended transition period for complying with new or revised accounting standards applicable to public companies to delay adoption of such standards until such standards are made applicable to private companies

The offering price of our common stock has been determined arbitrarily.

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

-

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by sales persons;

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

As of the effective date of our registration statement of which this prospectus is a part, we will become subject to certain informational requirements of the Exchange Act, as amended and we will be required to file periodic reports (i.e., annual, quarterly and material events) with the SEC which will be immediately available to the public for inspection and copying. In the event during the year that our registration statement becomes effective, these reporting obligations may be automatically suspended under Section 15(d) of the Exchange Act if we have less than  300 shareholders and do not file a registration statement on Form 8-A. If this occurs after the year in which our registration statement becomes effective, we will no longer be obligated to file such periodic reports with the SEC and access to our business information would then be even more restricted. After this registration statement on Form S-1 becomes effective, we may be required to deliver periodic reports to security holders as proscribed by the Exchange Act, as amended. However, we will not be required to furnish proxy statements to security holders and our directors, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act until we have both 500 or more security holders and greater than $10 million in assets. This means that access to information regarding our business and operations will be limited. However, we plan to voluntarily continue reporting in the absence of an SEC reporting obligation.

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

Risk Factors

You should carefully read “Risk Factors” beginning on page  and other information included in this prospectus for a discussion of factors that you should consider before deciding to invest in shares of our common stock.

Risks Relating to Our Business

We have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability.

We are a drug development company focused primarily on developing our lead product candidate, LADAVRU®  for the treatment of Cancer and critically ill sufferers of Cirrhosis, Cirrhosis ascites, patients suffering from AIDS, various other Cancers and chronic pain, nausea and discomfort associated with chemotherapy and Rare disorders like Cirrhosis, Cirrhosis ascites are associated with the liver, many of which have severe or even fatal consequences for patients, and collectively represent a significant unmet medical need. Our product candidate LADAVRU® focuses on Cancer, Cirrhosis, Cirrhosis ascites, AIDS, and chronic pain, nausea and discomfort associated with chemotherapy; our goals consist of primarily serving readily identifiable patient populations suffering from Cancer, Cirrhosis, Cirrhosis ascites, AIDS, and chronic pain, nausea and discomfort associated with chemotherapy particularly for patients using anthracyclines with the intention of targeting the treatment of relapsed or refractory AML. Anthracyclines are a class of chemotherapy drugs designed to disrupt the DNA of, and eventually destroy, targeted cancer cells. They are the most effective anticancer drugs developed and are used to treat a range of cancers, including leukemias, lymphomas, and breast, stomach, uterine, ovarian, bladder, and lung cancers. The nature of these diseases permits us to leverage highly predictive preclinical models and well-described, and often clinically validated, biomarkers to shorten time to clinical proof of concept.

To date, we have financed our operations primarily through the sale of equity securities and debt financings. We have devoted most of our financial resources to research and development, including our preclinical development activities. We have not completed the development of any of our product candidates. We expect to continue to incur significant and increasing losses and negative cash flows for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. In particular, we expect to incur substantial and increased expenses as we:

•

initiate the clinical development of our lead product candidate, LADAVRU®  for the treatment of AIDS, various other Cancers and chronic pain, nausea and discomfort associated with chemotherapy and neuropathy;

•

seek to obtain regulatory approvals for LADAVRU®

•

prepare for the clinical trials and potential commercialization of LADAVRU®

•

scale up contracted manufacturing processes and quantities to prepare for clinical trials and the commercialization of LADAVRU®

 for any indications for which we receive regulatory approval;

•

establish outsourcing of the commercial manufacturing of LADAVRU®  for any indications for which we may receive regulatory approval;

•

establish an infrastructure for the sales, marketing and distribution of LADAVRU® for any indications for which we may receive regulatory approval;

•

continue preclinical development of our product candidate LADAVRU® for the treatment of pain;

•

expand our research and development activities and advance the discovery and development programs for other product candidates, including novel combination solutions comprised of our own amplifiers, correctors and potentiators;

•

maintain, expand and protect our intellectual property portfolio;

•

continue our research and development efforts and seek to discover additional product candidates; and

•

add operational, financial and management information systems and personnel, including personnel to support our clinical development and commercialization efforts and operations as a public company.

To become and remain profitable, we must succeed in developing and eventually commercializing products with significant market potential. This will require us to be successful in a range of challenging activities, including discovering product candidates, completing preclinical testing and clinical trials of our product candidates, obtaining and maintaining regulatory approval for these product candidates, and manufacturing, marketing and selling those products. We are only in the preliminary stages of these activities.

None of our product candidates have been approved or commercialized. We may never succeed in obtaining regulatory approval for or commercializing any of our product candidates. If our product candidates are not approved or commercialized, if any products that do receive regulatory approvals later show unanticipated properties (for example, unexpected safety issues), or if revenues from any products that do receive regulatory approvals are insufficient, we will not achieve profitability and our business may fail.

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.  A decline in the value of our company could cause you to lose all or part of your investment. terms, or at all.

We have never been profitable, we have no products approved for commercial sale, and to date we have not generated any revenue from product sales. As a result, our ability to reduce our losses and reach profitability is unproven, and we may never achieve or sustain profitability.

We have never been profitable and do not expect to be profitable in the foreseeable future. We have not yet submitted any drug candidates for approval by regulatory authorities in the United States or elsewhere. To date, we have devoted most of our financial resources to our corporate overhead and research and development, including our drug discovery research, preclinical development activities and intended clinical trials. We have not generated any revenues from product sales. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for LADAVRU® prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our continuing product development efforts

. We anticipate that any such losses could be significant for the next several years. If LADAVRU® or any of our other drug candidates fails in clinical trials or does not gain regulatory approval, or if our drug candidates do not achieve market acceptance, we may never become profitable. As a result of the foregoing, we expect to continue to experience net losses and negative cash flows for the foreseeable future. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders' equity and working capital. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. In addition, our expenses could increase if we are required by the FDA to perform studies or trials in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of any of our drug candidates. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues.

We cannot be certain that LADAVRU® will receive regulatory approval, and without regulatory approval we will not be able to market LADAVRU®. Our business currently depends largely on the successful development and commercialization of LADAVRU®. Our ability to generate revenue related to product sales, if ever, will depend on the successful development and regulatory approval of LADAVRU® for the treatment of those suffering from Cancer, Cirrhosis, Cirrhosis ascites, AIDS, and chronic pain, nausea and discomfort associated with chemotherapy particularly for patients using anthracyclines with the intention of targeting the treatment of relapsed or refractory AML.

We currently have no products approved for sale and we cannot guarantee that we will ever have marketable products. The development of a product candidate and issues relating to its approval and marketing are subject to extensive regulation by the FDA in the United States and regulatory authorities in other countries, with regulations differing from country to country. We are not permitted to market our product candidates in the United States until we receive approval of a NDA from the FDA.

We have not submitted any marketing applications for any of our product candidates particularly LADAVRU® Failure to continue improving our accounting systems and controls could impair our ability to comply with the financial reporting and internal controls requirements for publicly traded companies.

As a public company, we operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act of 2002, and the related rules and regulations of the SEC. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. We have implemented a system of internal controls over financial reporting and are preparing the documentation necessary to perform the evaluation needed to comply with Section 404(a) of the Sarbanes-Oxley Act. However, we may need to retain additional finance capabilities and build our financial infrastructure as a public company. Section 404(a) of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we would expect to file with the SEC. However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we have and intend to continue to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. We may continue to take advantage of these reporting exemptions until we are no longer an “emerging growth company.” If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed and investors could lose confidence in our reported financial information.

The protection provided by the federal securities laws relating to forward-looking statements does not apply to us. The lack of this protection could harm us in the event of an adverse outcome in a legal proceeding relating to forward-looking statements made by us.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to certain issuers, including issuers that do not have their equity traded on a recognized national securities exchange. Our common stock does not trade on any recognized national securities exchange. As a result, we will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading. The lack of this protection in a contested proceeding could harm our financial condition.

As an “emerging growth company” under the Jumpstart Our Business Startups Act, or JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements.

As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. We are an emerging growth company until the earliest of:

•

the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more;

•

the last day of the fiscal year following the fifth anniversary of this offering;

•

the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt; or

•

the date on which we are deemed a “large accelerated issuer” as defined under the federal securities laws.

For so long as we remain an emerging growth company, we will not be required to:

•

have an auditor report on our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002;

•

comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis);

•

submit certain executive compensation matters to shareholders advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010;

•

include detailed compensation discussion and analysis in our filings under the Securities Exchange Act of 1934, as amended, and instead may provide a reduced level of disclosure concerning executive compensation;

•

may present only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A; and

•

are eligible to claim longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act.

We intend to take advantage of all of these reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act. Our election to use the phase-in periods may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the phase-in periods under §107 of the JOBS Act.

Certain of these reduced reporting requirements and exemptions were already available to us due to the fact that we also qualify as a “smaller reporting company” under SEC rules. For instance, smaller reporting companies are not required to obtain an auditor attestation and report regarding management’s assessment of internal control over financial reporting; are not required to provide a compensation discussion and analysis; are not required to provide a pay-for- performance graph or CEO pay ratio disclosure; and may present only two years of audited financial statements and related MD&A disclosure.

Under the JOBS Act, we may take advantage of the above-described reduced reporting requirements and exemptions for up to five years after our initial sale of common equity pursuant to a registration statement declared effective under the Securities Act of 1933, or such earlier time that we no longer meet the definition of an emerging growth company. In this regard, the JOBS Act provides that we would cease to be an “emerging growth company” if we have more than

$1.0 billion in annual revenues, have more than $700 million in market value of our common stock held by non-affiliates, or issue more than $1.0 billion in principal amount of non-convertible debt over a three-year period. Further, under current SEC rules, we will continue to qualify as a “smaller reporting company” for so long as we have a public float (i.e., the market value of common equity held by non-affiliates) of less than $75 million as of the last business day of our most recently completed second fiscal quarter.

We cannot predict if investors will find our securities less attractive due to our reliance on these exemptions. If investors were to find our common stock less attractive as a result of our election, we may have difficulty raising all of the proceeds we seek in this offering.

CAUTIONARY NOTE  REGARDING  FORWARD-LOOKING STATEMENTS

We make forward-looking statements under the “Summary,” “Risk Factors,” “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this prospectus. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “should,” “would,” “could,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks and uncertainties described under “Risk Factors.”

While we believe we have identified material risks, these risks and uncertainties are not exhaustive. Other sections of this prospectus describe additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We are under no duty to update any of these forward-looking statements after the date of this prospectus to conform our prior statements to actual results or revised expectations, and we do not intend to do so.

Forward-looking statements include, but are not limited to, statements about:

•

our ability to obtain additional funding to develop our product candidate LADAVRU;

•

the need to obtain regulatory approval of our product candidate LADAVRU;

•

the success of our clinical trials through all phases of clinical development of LADAVRU;

•

compliance with obligations under intellectual property licenses with third parties;

•

any delays in regulatory review and approval of product candidate LADAVRU in clinical development;

•

our ability to commercialize our product candidate LADAVRU;

•

market acceptance of our product candidate LADAVRU;

•

competition from existing products or new products that may emerge;

•

potential product liability claims;

•

our dependency on third-party manufacturers to supply or manufacture our product LADAVRU;

•

our ability to establish or maintain collaborations, licensing or other arrangements;

•

our ability and third parties’ abilities to protect intellectual property rights;

•

our ability to adequately support future growth; and

•

our ability to attract and retain key personnel to manage our business effectively.

We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this prospectus in the case of forward- looking statements contained in this prospectus.

DIVIDEND POLICY

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain earnings, if any, to finance the growth and development of our business. We do not expect to pay any cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in any financing instruments, provisions of applicable law and other factors the board deems relevant.

Government Regulation

Government authorities in the United States at the federal, state and local levels, and in other countries, extensively regulate, among other things, theresearch, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution,marketing, export and import of products such as those we are developing.

 A number of different regulatory agencies may be involved, depending on the product at issue, and the type and stage of activity. These include the FDA, theDrug Enforcement Administration, or DEA, the Centers for Medicare and Medicaid Services, or CMS, other federal agencies, state boards of pharmacy, statecontrolled substance agencies and more.

U.S. Government Regulation Drug Development Process

In the United States, the FDA is a primary regulator of drugs under the Federal Food, Drug, and Cosmetic Act, or the FDCA, and implementing regulations. The process of obtaining regulatory approvals and other compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with applicable requirements at any time during the drug development process, approval process, or after approval, may subject us to adverse consequences and administrative or judicial sanctions, any of which could have a material adverse effect on us. These sanctions could include refusal to approve pending applications; withdrawal or restriction of an approval; imposition of a clinical hold or other limitation on research; Warning Letters; product seizures; total or partial suspension of development, production, or distribution; or injunctions, fines, disgorgement, or civil or criminal payments or penalty.

The process required before a drug may be marketed in the United States generally involves the following:

• completion of preclinical laboratory tests, animal trials and formulation trials conducted according to Good Laboratory Practice, or GLP, requirements, animal welfare laws and other applicable regulations;

• submission to the FDA of an investigational new drug application, or IND, which must become effective before clinical trials, meaning trials in human subjects, may begin in the United States, obtaining similar authorizations in other jurisdictions where clinical research will be conducted and maintaining these authorizations on a continuing basis throughout the time that trials are performed and new data are collected;

• performance of adequate and well-controlled clinical trials according to Good Clinical Practices, or GCP, requirements to demonstrate whether a proposed drug is safe and effective for its intended use;

• preparation and submission to the FDA of a marketing authorization application, such as a new drug application, or NDA, and submitting similar marketing authorization applications in other jurisdictions where commercialization will be pursued; • satisfactory completion of an FDA  inspection of the manufacturing facility or facilities at which the product will be produced to assess compliance with current good manufacturing  practices, or cGMP, requirements to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

• FDA review and approval of the NDA or other marketing authorization application; and

• The development, testing and approval process requires substantial time, effort and financial resources and bears significant inherent risk that the individual products will not exhibit the relevant safety, effectiveness, or quality characteristics. We cannot be certain that any approvals for our product candidates will be granted on a timely basis, or with the specific terms that we desire, if at all.

Clinical trials typically are conducted in three sequential phases that may overlap or be combined:

• Phase 1.

The drug initially is introduced into a small number of patients or human volunteers and information is collected pertaining to the drug’s safety, dosage tolerance, absorption, metabolism, distribution and elimination. These trials are designed to determine the metabolism and pharmacologic actions, side effects with increasing doses and if possible, early evidence of effectiveness.

• Phase 2.

Clinical trials include controlled clinical studies initiated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the effectiveness of the drug candidate for a particular indication in patients with the disease or condition under study, and to determine common short-term side effects and risks associated with the drug.

• Phase 3.

Clinical trials are expanded and controlled trials undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to gather additional information about effectiveness and safety that is needed to evaluate the overall benefit-risk profile of the drug candidate and provide an adequate basis for physician labeling and regulatory approval.

Progress reports related to clinical trials must be submitted at least annually to the FDA and participating institutional review boards, and more frequent safety reports must be submitted to the FDA and to investigators for serious and unexpected suspected adverse events, and certain other purposes. Phase 1, Phase 2 and Phase 3 testing may not be completed successfully within a specified period, if at all. The FDA or the sponsor may suspend a clinical trial at any time for a variety of reasons, including a finding that the healthy volunteers or patients are being exposed to an unacceptable health risk or that the investigational product apparently lacks efficacy. Similarly, an institutional review board can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with applicable requirements or if the drug candidate has been associated with unexpected serious harm to healthy volunteers or patients.

We estimate that it generally takes 15 to 17 years, or possibly longer, to discover, develop and bring to market a new pharmaceutical product in the United

States. Several years may be needed to complete each phase, including discovery, preclinical, Phase 1, 2 or 3, or marketing authorization.

At times during the development of a new drug product, sponsors are given opportunities to meet with the FDA. This commonly occurs prior to submission of an IND, at the end of Phase 2 testing, and before an NDA is submitted. Meetings at other times may also be requested. These meetings provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development. A plan for pediatric assessment also must be discussed at the end of the Phase 2 meeting. Concurrent with clinical trials, companies usually complete additional animal trials and develop additional information about the chemistry and physical characteristics of the drug candidate and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate, and the manufacturer must develop methods for confirming the identity, quality, purity, and potency of the final products. Additionally, appropriate packaging must be selected and tested and stability trials must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf-life and distribution pathway.

Disclosure of Clinical Trial Information

Sponsors of clinical trials (other than Phase 1 trials) of FDA-regulated products, including drugs, are required to register and disclose certain clinical trial information. Information related to the product, comparator, patient population, phase of investigation, trial sites and investigators and other aspects of the clinical trial is made public as part of the registration. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of certain trials may be delayed until the new product or new indication being studied has been approved. However, there are evolving rules and increasing requirements for publication of trial-related information, and it is possible that data and other information from trials involving drugs that never garner approval could in the future be required to be disclosed. In addition, publication policies of major medical journals mandate certain registration and disclosures as a precondition for potential publication, even when this is not presently mandated as a matter of law. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

New Drug Application Review and Approval Processes

The results of drug candidate development, preclinical trials and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the drug candidate, proposed labeling and other relevant information are submitted to the FDA as part of a new drug application, or NDA, requesting approval to market the drug candidate. The submission of an NDA is subject to the payment of a substantial user fee, and the sponsor of an approved NDA is also subject to annual product and establishment user fees; a waiver of fees may be obtained under limited circumstances.

The cost of preparing and submitting an NDA is substantial. Under federal law, NDAs are subject to substantial application user fees and the sponsor of an approved NDA is also subject to annual product and establishment user fees. Under PDUFA, each NDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective through September 30, 2016, the user fee for each NDA application requiring clinical data is $2,374,200. PDUFA also imposes an annual product fee for drugs ($114,450), and an annual establishment fee ($585,200) on facilities used to manufacture prescription drugs. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

 The FDA reviews each NDA to ensure that it is sufficiently complete for substantive review before it may be filed. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA reviews an NDA to determine, among other things, whether a drug candidate is safe and effective for its intended use and indication for use, including use of a drug as a combination therapy, and whether its manufacturing is cGMP-compliant to assure and preserve the drug candidate’s identity, strength, quality and purity. The FDA may refer the NDA to an advisory committee consisting of a panel of external experts for review and recommendation as to whether the NDA should be approved and under what conditions. Before approving an NDA, the FDA will typically inspect the facility or facilities where the active ingredient and the formulated drug candidate are manufactured and tested.

The approval process is lengthy and difficult and the FDA may refuse to approve an NDA if the applicable criteria are not satisfied, or it may require additional clinical or other data. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. The FDA will issue a Complete Response Letter if the agency decides not to approve the NDA in its present form. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the Complete Response Letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a product receives regulatory approval, the approval may be limited to specific diseases, dosages, or indications for use, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may require post-approval trials, including Phase 4 clinical trials, to further assess a drug’s safety and effectiveness after NDA approval and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized.

Expedited Development and Review Programs

The FDA has various programs, including fast track, priority review, accelerated approval, and breakthrough therapy designation, that are intended to increase agency interactions, expedite or facilitate the process for reviewing drug candidates, and/or provide for initial approval on the basis of surrogate endpoints.

We believe that LADAVRU® may qualify for some of these expedited development and review programs. Even if a drug candidate qualifies for one or more of these programs, the FDA may later decide that the drug candidate no longer meets the conditions for qualification.

The Fast Track program is intended to expedite or facilitate the process for reviewing new drugs that meet certain criteria. Specifically, new drugs are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new drug may request the FDA to designate the drug as a Fast Track product at any time during the clinical development of the product. Unique to a Fast Track product, the FDA may consider for review sections of the marketing application on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

Any product submitted to the FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. Any product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review. Additionally, a product may be eligible for accelerated approval. Drug candidates studied for their safety and effectiveness  in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical trials establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity.

As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled postmarketing clinical studies. Failure to conduct required post-approval trials, or the inability to confirm a clinical benefit during post-marketing trials, may allow the FDA to withdraw the drug from the market on an expedited basis. In addition, the FDA presently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Fast Track designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.

The Food and Drug Administration Safety and Innovation Act of 2012 also amended the FDCA to require FDA to expedite the development and review of a breakthrough therapy. A drug can be designated as a breakthrough therapy if it is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that it may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. A sponsor may request that a drug be designated as a breakthrough therapy at any time during the clinical development of the product. If so designated, FDA shall act to expedite the development and review of the product’s marketing application, including by meeting with the sponsor throughout the product’s development, providing timely advice to the sponsor to ensure that the development program to gather nonclinical and clinical data is as efficient as practicable, involving senior managers and experienced review staff in a cross-disciplinary review, assigning a cross-disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor, and taking steps to ensure that the design of the clinical trials is as efficient as practicable.

Post-Approval Requirements

Any products for which we may receive future FDA approval are subject to continuing regulation by the FDA, including, among other things, recordkeeping requirements, reporting and analysis of adverse experiences with the product, providing the FDA with updated safety, efficacy and quality information, product sampling and distribution requirements, maintaining up-to-date labels, warnings, and contraindications, and complying with promotion and advertising requirements. Products may be promoted only for the approved indications and in accordance with the approved label; products cannot be promoted for unapproved, or off-label, uses, although physicians may prescribe drugs for off-label uses in accordance with the practice of medicine. Manufacturers must continue to comply with cGMP requirements, which are extensive and require considerable time, resources and ongoing investment to ensure compliance. In addition, changes to manufacturing processes often require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. Manufacturers and other entities involved in the manufacturing and distribution of approved products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic inspections for compliance with cGMPs and other laws. FDA and state inspections may identify compliance issues at manufacturing that may disrupt production or distribution or may require substantial resources to correct.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market, such as adverse events, the existence or severity of which was unknown when the product was approved. Later discovery of previously unknown problems with a product may result in restrictions on the product or complete withdrawal from the market.

Further, the failure to maintain compliance with regulatory requirements may result in administrative or judicial actions, such as fines, warning letters, holds on clinical trials, product recalls or seizures, product detention or refusal to permit the import or export of products,  refusal to approve pending applications or supplements, restrictions on marketing or manufacturing, injunctions or civil or criminal payments or penalties.

From time to time, new legislation is enacted that changes the statutory provisions governing the approval, manufacturing, and marketing of products regulated by the FDA. In addition, FDA regulations and guidance may be revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether further legislative or regulatory or policy changes will occur or be implemented and what the impact of such changes, if any, may be.

Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration, and specifics of FDA approval of the use of our drug candidates, some of our U.S. patents, if issued, may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as  the Hatch-Waxman Act. The HatchWaxman Act permits a patent term to be extended up to five years as compensation for patent term effectively  lost due to the FDA’s pre-market approval requirements. However, patent term restoration cannot extend the remaining term of a patent  beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the  effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application,  except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable  to an approved drug is eligible for the extension. Extensions are not granted as a matter of right and the extension must be applied for prior to expiration  of the patent and within a 60 day period from the date the product is first approved for commercial marketing. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. Where a product contains multiple active ingredients, if any one active ingredient has not been previously approved, it can form the basis of an extension of patent term provided the patent claims that ingredient or the combination.

In the future, we may apply for patent term restoration for some of our presently owned patents to add patent life beyond their current expiration date, depending on the expected length of clinical trials and other factors involved in the submission of the relevant NDA; however, there can be no assurance that any such extension will be granted to us.

Market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The specific scope varies, but fundamentally the FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity never previously approved by the FDA either alone or in combination. For a new chemical entity that was issued orphan drug designation, the FDCA provides marketing exclusivity for the “same drug” and “same indication” for a period of seven years. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the compound responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability trials, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages, or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical trials and adequate and well controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric Information and Exclusivity

Under the FDCA, NDAs and certain supplements to NDAs must contain data adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. Recently, the Food and Drug Administration Safety and Innovation Act, or FDASIA, which was signed into law on July 9, 2012, amended the FDCA. FDASIA requires that a sponsor who is planning to submit a marketing application for a drug or biological product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within 60 days of an end-of-phase 2 meeting or as may be agreed between the sponsor and the FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials, and/or other clinical development programs.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drug candidates intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that cost of research and development of the drug for the indication can be recovered by sales of the drug in the United States. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Although there may be some increased communication opportunities, orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a drug candidate that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years, except in very limited circumstances, such as if the second applicant demonstrates the clinical superiority of its product. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee. Orphan drug exclusivity could block the approval of our drug candidates for seven years if a competitor obtains approval of the same product as defined by the FDA or if our drug candidate is determined to be contained within the competitor’s product for the same indication or disease.

The Orphan Products Grants Program in the FDA’s Office of Orphan Products Development, with an annual budget of approximately $14.0 million, supports clinical development of products including drugs, biologics, medical devices and medical foods for use in rare diseases and conditions where no therapy exists or where the proposed product will be superior to the existing therapy. This program provides grants for clinical studies on safety and/or effectiveness that will either result in, or substantially contribute to, market approval of these products.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of drug products. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency or reviewing courts in ways that may significantly affect our business and development of our product candidates and any products that we may commercialize.  It is impossible to predict whether additional legislative changes will be enacted, or FDA regulations, guidance or interpretations changed, or what the impact of any such changes may be. Federal budget uncertainties or spending reductions may reduce the capabilities of the FDA, extend the duration of required regulatory reviews, and reduce the availability of clinical research grants.

As in the United States, we may apply for designation of a drug candidate as an orphan drug for the treatment of a specific indication in the European Union before the application for marketing authorization is made. Orphan drugs in the European Union enjoy economic and marketing benefits, including up to 10 years of market exclusivity for the approved indication unless another applicant can show that its product is safer, more effective or otherwise clinically superior to the orphan designated product.

The FDA and foreign regulators expect holders of exclusivity for orphan drugs to assure the availability of sufficient quantities of their orphan drugs to meet the needs of patients. Failure to do so could result in the withdrawal of marketing exclusivity for the orphan drug.

Pharmaceutical Coverage, Pricing, and Reimbursement

United States

Even if the FDA approves NDAs for our drug candidates, sales of our products will depend, in part, on the availability of coverage and reimbursement by third-party payors, such as government health programs, commercial or private insurance, and managed care organizations. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the reimbursement rate that the payor will pay for the drug product. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drugs for a particular indication. Moreover, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, an increasing emphasis on cost containment measures in the United States has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

European Union

In Europe and many other foreign countries, the success of our drug candidates we may develop depends largely on obtaining and maintaining government reimbursement, because in many foreign countries patients are unlikely to use prescription pharmaceutical products that are not reimbursed by their governments. Negotiating reimbursement rates in foreign countries can delay the commercialization of a pharmaceutical product and generally results in a reimbursement rate that is lower than the net price that companies can obtain for the same product in the United States.

In some countries, such as Germany, commercial sales of a product can begin while the reimbursement rate that a company will receive in future periods is under discussion. In other countries, a company must complete the reimbursement discussions prior to the commencement of commercial sales of the pharmaceutical product. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of drugs for which their national health insurance systems provide reimbursement and to control the prices of drugs for human use. A member state may approve a specific price for the drug or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the drug on the market. Recently, many countries in the European Union have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products, if approved in those countries.

Other U.S. Healthcare Laws and Compliance Requirements

Pharmaceutical companies also are subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws and false claims laws, and the reporting of payments to physicians and teaching hospitals. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business.  In March 2010, the Patient Protection and Affordable Health Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, PPACA, was enacted, which includes measures that have or will significantly change the way healthcare is financed by both governmental and private insurers. Among the provisions of PPACA of greatest importance to the biopharmaceutical industry are the following:

• The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services, a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. Effective in 2010, PPACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs and biologic agents from 15.1% of average manufacturer price, or AMP, to 23.1% of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. PPACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization as of 2010 and by expanding the population potentially eligible for Medicaid drug benefits, to be phased-in by 2014. The Centers for Medicare and Medicaid Services, or CMS, have proposed to expand Medicaid rebate liability to the territories of the United States as well. In addition, PPACA provides for the public availability of retail survey prices and certain weighted average AMPs under the Medicaid program. The implementation of this requirement by the CMS may also provide for the public availability of pharmacy acquisition of cost data, which could negatively impact our sales.

 • In order for a pharmaceutical product to receive federal reimbursement under the Medicare Part B and Medicaid programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the AMP and Medicaid rebate amounts reported by the manufacturer. Effective in 2010, PPACA expanded the types of entities eligible to receive discounted 340B pricing, although, under the present state of the law, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs when used for the orphan indication. In addition, as 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase.

• Effective in 2011, PPACA imposed a requirement on manufacturers of branded drugs and biologic agents to provide a 50% discount off the  negotiated price of branded drugs dispensed to Medicare Part D patients in the coverage gap ( i.e. , “donut hole”).

• Effective in 2011, PPACA imposed an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, although this fee would  not apply to sales of certain products approved exclusively for orphan indications.

• As part of efforts to further transparency of payments made by pharmaceutical companies to physicians, PPACA required manufacturers to track certain financial arrangements with physicians and teaching hospitals, including any “transfer of value” made or distributed to such entities, as well as any investment interests held by physicians and their immediate family members. Manufacturers were required to begin reporting this information to CMS beginning in 2014. Annual reporting is required and records of payments are publicly available for review on the CMS website.

• As of 2010, a new Patient-Centered Outcomes Research Institute was established pursuant to PPACA to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. The research conducted by the Patient-Centered Outcomes Research Institute may affect the market for certain pharmaceutical products.

• PPACA created the Independent Payment Advisory Board, or IPAB, which has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription drugs. However, the IPAB implementation has been not been clearly defined. PPACA provided that under certain circumstances, IPAB recommendations will become law unless Congress enacts legislation that will achieve the same or greater Medicare cost savings.

• PPACA established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation from 2011 to 2019.

Anti-kickback Laws

U.S. federal laws, including the federal Anti-Kickback Statute, prohibit fraud and abuse involving state and federal healthcare programs, such as Medicare and Medicaid. These laws are interpreted broadly and enforced aggressively by various federal agencies, including CMS, the Department of Justice, and the Office of Inspector General for the U.S. Department of Health and Human Services, or HHS, and various state agencies. These anti-kickback laws prohibit, among other things, knowingly and willfully offering, paying, soliciting, receiving, or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for, or recommending of an item or service that is reimbursable, in whole or in part, by a federal healthcare program. Remuneration is broadly defined to include anything of value, such as cash payments, gifts or gift certificates, discounts, or the furnishing of services, supplies, or equipment. The anti-kickback laws are broad and prohibit many arrangements and practices that are lawful in businesses outside of the healthcare and biopharmaceutical industry. A person or entity need not have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation.

The penalties for violating the anti-kickback laws can be severe. The sanctions include criminal and civil penalties, and possible exclusion from the federal healthcare programs. Many states have adopted laws similar to the federal anti-kickback laws, and some apply to items and services reimbursable by any payor, including third-party payors.

Federal and State Prohibitions on False Claims

The federal False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment under federal programs (including Medicare and Medicaid). Under the False Claims Act, a person acts knowingly if he has actual knowledge of the information or acts in deliberate ignorance or in reckless disregard of the truth or falsity of the information. Although we would not submit claims directly to government payors, manufacturers can be held liable under the False Claims Act if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our future  activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate  information and other information affecting federal, state, and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law.

Provisions of the False Claims Act allow a private individual to bring an action on behalf of the federal government and to share in any amounts paid by the defendant to the government in connection with the action. The number of filings under these provisions has increased significantly in recent years. Conduct that violates the False Claims Act may also lead to exclusion from the federal healthcare programs. In addition, various states have enacted similar laws modeled after the False Claims Act that apply to items and services reimbursed under Medicaid and other state healthcare programs, and, in several states, such laws apply to claims submitted to all payers.

 Federal Prohibitions on Healthcare Fraud and False Statements Related to Healthcare Matters

There are numerous federal and state laws protecting the privacy and security of protected health information. Additionally, a number of related crimes can be prosecuted related to healthcare fraud, false statements relating to healthcare matters, theft or embezzlement in connection with a health benefit program, and obstruction of criminal investigation of healthcare offenses. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including a private insurer. Violation of any of these laws is a felony and may result in fines or exclusion from the federal healthcare programs.

Physician Payment Sunshine Act

The Physician Payment Sunshine Act requires most pharmaceutical manufacturers to report annually to the Secretary of HHS any and all financial arrangements, payments, or other transfers of value made by that entity to physicians and teaching hospitals. The payment information is made publicly available in a searchable format on a CMS website. Over the next several years, we will need to dedicate significant resources to establish and maintain systems and processes in order to comply with these regulations. Failure to comply with the reporting requirements can result in significant civil monetary penalties. Similar laws have been enacted or are under consideration in foreign jurisdictions, including France which has adopted the Loi Bertrand, or French Sunshine Act, which became effective in 2013.

The Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act prohibits U.S. companies and their representatives from offering, promising, authorizing, or making payments to foreign officials for the purpose of obtaining or retaining business abroad. In many countries, the healthcare professionals we regularly interact with may meet the definition of a foreign government official for purposes of the Foreign Corrupt Practices Act.

Other Regulations

In addition to the statutes and regulations described above, we also are subject to regulation in the United States under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, and other federal, state, local and foreign statutes and regulations, now or hereafter in effect.

Foreign Regulation

In addition to regulations in the United States, we are subject to a variety of foreign regulations governing clinical trials, distribution, and future commercial sales of our products. Whether or not we obtain FDA approval for a drug candidate, we must obtain approval by the comparable regulatory authorities of foreign countries or economic areas, such as the European Union, before we can commence clinical trials or market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.

Under European Union regulatory systems, a company may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure, which is compulsory for medicines produced by biotechnology or those medicines intended to treat AIDS, cancer, neurodegeneration, or diabetes and optional for those medicines that are highly innovative, provides for the grant of a single marketing authorization that is valid for all European Union member states. The decentralized procedure provides for approval by one or more “concerned” member states based on an assessment of an application performed by one member state, known as the “reference” member state. Under the decentralized approval procedure, an applicant submits an application, or dossier, and related materials to the reference member state and concerned member states. The reference member state prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report, each concerned member state must decide whether or not to approve the assessment report and related materials. If a member state does not recognize the marketing authorization, the disputed points are eventually referred to the European Commission, whose decision is binding on all member states.

Employees

As of Sept 13, 2017, we employed 3 employees. We have never had a work stoppage, and none of our employees is represented by a labor   organization or under any collective-bargaining arrangements. We consider our employee relations to be good.

The Company

History

On September 8th, 2017, “Hoverink Biotechnologies, Inc., a Delaware corporation, (the “ Company ”), with the approval of its board of directors and shareholders owning a majority of the Company’s issued and outstanding shares by written consent in lieu of a meeting, filed a Certificate of Change (the “ Certificate of Change ”) with the Secretary of State of Delaware.  As a result of the Certificate of Change, the Company will be changing its name to “Hoverink Biotechnologies, Inc.” , effective as of September 11, 2017. In February 2015, the Company implemented a change of control by issuing shares to new shareholders, redeeming shares of existing shareholders, electing new officers and directors and accepting the resignations of its then existing officers and directors. In connection with the change of control, the shareholders of the Company and its board of directors unanimously approved the change of the Company’s name from Sky Run Acquisition Corporation to Hoverink International Holdings, Inc. Prior to this the company was a shell as defined in Rule 405. The company ceased being a shell as of Feb 15th 2016. We were incorporated in Delaware in July 2013 as Skyrun Acquistion Corporation. Our principal executive offices are located at   1801 Century Park E., 24th Floor Los Angeles, California 90067:866-443-4666 Our website address is in beta at www.hoverinkbiotech.com

We do not incorporate the information on or accessible through our website into this prospectus, and you should not consider any information contained in, or that can be accessed through, our website as part of this prospectus.

This prospectus contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this prospectus, including logos, artwork, and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. Except where the context requires otherwise, in this prospectus “Company,” “Hoverink,” “HRBH” “we,” “us” and “our” refer to “Hoverink Biotechnologies, Inc.”

The Company is located at Hoverink Biotechnologies, Inc.  1801 Century Park E., 24th Floor Los Angeles, California 90067 888-443-4666.

About Us

We are an innovative preclinical biopharmaceutical company committed to the discovery development, manufacturing and commercializing LADAVRU® and biosimilars. The liver is a vital organ that plays an extremely important role in human metabolism and other key physiologic functions. Rare disorders like Cirrhosis, Cirrhosis ascites are associated with the liver, many of which have severe or even fatal consequences for patients, and collectively represent a significant unmet medical need. Our product candidate LADAVRU® focuses on Cancer, Cirrhosis, Cirrhosis ascites, AIDS, and chronic pain, nausea and discomfort associated with chemotherapy; our goals consist of primarily serving readily identifiable patient populations suffering from Cancer, Cirrhosis, Cirrhosis ascites, AIDS, and chronic pain, nausea and discomfort associated with chemotherapy particularly for patients using anthracyclines with the intention of targeting the treatment of relapsed or refractory AML. Anthracyclines are a class of chemotherapy drugs designed to disrupt the DNA of, and eventually destroy, targeted cancer cells. They are the most effective anticancer drugs developed and are used to treat a range of cancers, including leukemias, lymphomas, and breast, stomach, uterine, ovarian, bladder, and lung cancers. The nature of these diseases permits us to leverage highly predictive preclinical models and well-described, and often clinically validated, biomarkers to shorten time to clinical proof of concept.

We intend to submit patent applications for formulation, synthetic process and reconstitution related to our LADAVRU® drug product candidate, although there is no assurance that we will be successful in obtaining such patent protection. Independently from potential patent protection, we believe LADAVRU® will qualify for Orphan Drug status, which could entitle us to market exclusivity of up to 7 and 10 years from the date of approval of a New Drug Application (NDA) and Marketing Authorization (MA), in the US and the European Union (EU), respectively. However, there can be no assurance that such status will be granted. Separately, the FDA may also grant market exclusivity of up to five years for newly approved new chemical entities (of which LADAVRU®  would be one), but there can be no assurance that such exclusivity will be granted or, if granted, for how long.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON’T)

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain forward-looking statements. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in “Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.

Highlights

Our Drug Candidate

LADAVRU®

Our lead product candidate is LADAVRU®, We are an innovative preclinical biopharmaceutical company committed to the discovery development, manufacturing and commercializing LADAVRU® and biosimilars. Our product candidate LADAVRU® focuses on Cancer, Cirrhosis, Cirrhosis ascites, AIDS, and chronic pain, nausea and discomfort associated with chemotherapy; our goals consist of primarily serving readily identifiable patient populations suffering from Cancer, Cirrhosis, Cirrhosis ascites, AIDS, and chronic pain, nausea and discomfort associated with chemotherapy particularly for patients using anthracyclines with the intention of targeting the treatment of relapsed or refractory AML. Anthracyclines are a class of chemotherapy drugs designed to disrupt the DNA of, and eventually destroy, targeted cancer cells. They are the most effective anticancer drugs developed and are used to treat a range of cancers, including leukemias, lymphomas, and breast, stomach, uterine, ovarian, bladder, and lung cancers.

LADAVRU® focuses on treating chronic pain, nausea and discomfort associated with chemotherapy particularly for patients using anthracyclines with the intention of targeting the treatment of relapsed or refractory AML and chronic pain, nausea and discomfort associated with Cancer, Cirrhosis, Cirrhosis ascites, AIDS.  We also intend to pursue Orphan Drug status for LADAVRU®. The prevalence ceiling for qualifying rare diseases under the US Orphan Drug Act is 200,000 patients and proportionally similar guidelines exist in the EU.

The most recently published prevalence statistics from the National Cancer Institute reported that the number of people living beyond a cancer diagnosis reached nearly 14.5 million in 2014 and is expected to rise to almost 19 million by 2024. In 2016, an estimated 1,685,210 new cases of cancer will be diagnosed in the United States and 595,690 people will die from the disease. The number of new cases of cancer (cancer incidence) is 454.8 per 100,000 men and women per year (based on 2008-2012 cases). The trend data since that publication would indicate that the prevalence today should still be well below the 200,000 patient limitation for Orphan Drugs, which would permit LADAVRU® for the treatment of chronic pain, nausea and discomfort associated with chemotherapy particularly for patients using anthracyclines with the intention of targeting the treatment of relapsed or refractory AML to qualify for Orphan Drug status. However, we can provide no assurance that we will be successful in obtaining Orphan Drug status for LADAVRU®.

JOBS Act and Recent Accounting Pronouncements

The recently enacted JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

We have implemented all new accounting pronouncements that are in effect and may impact our financial statements and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

Critical Accounting Policies and Significant Judgments and Estimates

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain .

Beneficial Conversion Feature

From time to time, we may issue convertible notes that have conversion prices that create an embedded beneficial conversion feature on the issuance date. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of any attached equity instruments, if any related equity instruments were granted with the debt. We estimate the fair value of our common stock using the most recent selling price available. The intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid-in capital. The debt discount is amortized to interest expense over the life of the note using the effective interest method.

Research and Development Costs

We shall record accrued expenses for estimated costs of our research and development activities conducted by third-party service providers, which include the conduct of pre-clinical studies and clinical trials and contract manufacturing activities. We shall  record the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced, and we include these costs in accrued liabilities in the balance sheets and within research and development expense in the statement of operations. We shall record accrued expenses for these costs based on the estimated amount of work completed and in accordance with agreements established with these third parties.

We estimate the amount of work completed through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services. We make significant judgments and estimates in determining the accrued balance in each reporting period. As actual costs become known, we adjust our accrued estimates. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed, the number of patients enrolled and the rate of patient enrollment may vary from our estimates and could result in us reporting amounts that are too high or too low in any particular period. Our accrued expenses are dependent, in part, upon the receipt of timely and accurate reporting from clinical research organizations and other third-party service providers. To date, there have been no material differences from our accrued expenses to actual expenses.

Impairment of Long-Lived Assets

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable or at a minimum annually during the fourth quarter of the year. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying value to determine if an impairment of such asset is necessary. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value.

Components of our Results of Operations and Financial Condition

Operating expenses

We intend to classify our operating expenses into three categories: research and development, general and administrative and depreciation.

Research and development . Research and development expenses consist primarily of:

•

costs incurred to conduct research, such as the discovery and development of our product candidates;

•

costs related to production of clinical supplies, including fees paid to contract manufacturers;

•

fees paid to clinical consultants, clinical trial sites and vendors, including clinical research organizations in conjunction with implementing and monitoring our clinical trials and acquiring and evaluating clinical trial data, including all related fees, such as patient screening fees, laboratory work and statistical compilation and analysis; and

•

costs related to compliance with drug development regulatory requirements.

We intend to recognize all research and development costs as they are incurred. Clinical trial costs, contract manufacturing and other development costs incurred by third parties are expensed as the contracted work is performed.

We expect our research and development expenses to increase in the future as we advance our product candidates into and through clinical trials and pursue regulatory approval of our product candidates in the United States and Europe. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for our product candidates may be affected by a variety of factors including: the quality of our product candidates, early clinical data, investment in our clinical program, competition, manufacturing capability and commercial viability. We may never succeed in achieving regulatory approval for any of our product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our product candidates.

General and administrative.

General and administrative expense consists of personnel related costs, which include salaries, as well as the costs of professional services, such as accounting and legal, facilities, information technology and other administrative expenses. We expect our general and administrative expense to increase following the completion of this offering due to the anticipated growth of our business and related infrastructure as well as accounting, insurance, investor relations and other costs associated with becoming a public company.

Depreciation.

Depreciation expense consists of depreciation on our property and equipment. We depreciate our assets over their estimated useful life. We estimate machinery and equipment to have a 5-year life and furniture and fixtures to have a 7-year life.

Other income (expense), net

Other income (expense), net consists of interest expense associated with our loans payable and interest income earned on our cash and investment balances.

Business

Overview

We are an innovative preclinical biopharmaceutical company committed to the discovery development, manufacturing and commercializing LADAVRU® and biosimilars. The liver is a vital organ that plays an extremely important role in human metabolism and other key physiologic functions. Rare disorders like Cirrhosis, Cirrhosis ascites are associated with the liver, many of which have severe or even fatal consequences for patients, and collectively represent a significant unmet medical need. Our product candidate LADAVRU® focuses on Cancer, Cirrhosis, Cirrhosis ascites, AIDS, and chronic pain, nausea and discomfort associated with chemotherapy; our goals consist of primarily serving readily identifiable patient populations suffering from Cancer, Cirrhosis, Cirrhosis ascites, AIDS, and chronic pain, nausea and discomfort associated with chemotherapy particularly for patients using anthracyclines with the intention of targeting the treatment of relapsed or refractory AML. Anthracyclines are a class of chemotherapy drugs designed to disrupt the DNA of, and eventually destroy, targeted cancer cells. They are the most effective anticancer drugs developed and are used to treat a range of cancers, including leukemias, lymphomas, and breast, stomach, uterine, ovarian, bladder, and lung cancers. The nature of these diseases permits us to leverage highly predictive preclinical models and well-described, and often clinically validated, biomarkers to shorten time to clinical proof of concept.

We intend to submit patent applications for formulation, synthetic process and reconstitution related to our LADAVRU® drug product candidate, although there is no assurance that we will be successful in obtaining such patent protection. Independently from potential patent protection, we believe LADAVRU® will qualify for Orphan Drug status, which could entitle us to market exclusivity of up to 7 and 10 years from the date of approval of a New Drug Application (NDA) and Marketing Authorization (MA), in the US and the European Union (EU), respectively. However, there can be no assurance that such status will be granted. Separately, the FDA may also grant market exclusivity of up to five years for newly approved new chemical entities (of which LADAVRU®  would be one), but there can be no assurance that such exclusivity will be granted or, if granted, for how long.

Our Drug Candidate

LADAVRU®

Our lead product candidate is LADAVRU®, We are an innovative preclinical biopharmaceutical company committed to the discovery development, manufacturing and commercializing LADAVRU® and biosimilars. Our product candidate LADAVRU® focuses on Cancer, Cirrhosis, Cirrhosis ascites, AIDS, and chronic pain, nausea and discomfort associated with chemotherapy; our goals consist of primarily serving readily identifiable patient populations suffering from Cancer, Cirrhosis, Cirrhosis ascites, AIDS, and chronic pain, nausea and discomfort associated with chemotherapy particularly for patients using anthracyclines with the intention of targeting the treatment of relapsed or refractory AML. Anthracyclines are a class of chemotherapy drugs designed to disrupt the DNA of, and eventually destroy, targeted cancer cells. They are the most effective anticancer drugs developed and are used to treat a range of cancers, including leukemias, lymphomas, and breast, stomach, uterine, ovarian, bladder, and lung cancers.

LADAVRU® focuses on treating chronic pain, nausea and discomfort associated with chemotherapy particularly for patients using anthracyclines with the intention of targeting the treatment of relapsed or refractory AML and chronic pain, nausea and discomfort associated with Cancer, Cirrhosis, Cirrhosis ascites, AIDS.

We also intend to pursue Orphan Drug status for LADAVRU®. The prevalence ceiling for qualifying rare diseases under the US Orphan Drug Act is 200,000 patients and proportionally similar guidelines exist in the EU.

The most recently published prevalence statistics from the National Cancer Institute reported that the number of people living beyond a cancer diagnosis reached nearly 14.5 million in 2014 and is expected to rise to almost 19 million by 2024. In 2016, an estimated 1,685,210 new cases of cancer will be diagnosed in the United States and 595,690 people will die from the disease. The number of new cases of cancer (cancer incidence) is 454.8 per 100,000 men and women per year (based on 2008-2012 cases). The trend data since that publication would indicate that the prevalence today should still be well below the 200,000 patient limitation for Orphan Drugs, which would permit LADAVRU® for the treatment of chronic pain, nausea and discomfort associated with chemotherapy particularly for patients using anthracyclines with the intention of targeting the treatment of relapsed or refractory AML to qualify for Orphan Drug status. However, we can provide no assurance that we will be successful in obtaining Orphan Drug status for LADAVRU®.

The Orphan Drug Act of 1983 and other legislative initiatives provide incentives and in some cases, accelerated approval pathways for companies that pursue the development of treatments for rare diseases and diseases for which there are few or no acceptable available treatment alternatives. Over the last 10 years, an increasing number of companies have begun using these designations to obtain new drug approvals for drugs where patent coverage has expired and/or where accelerated approval appears possible. An IMS Health report estimated that, in 2013, the sale of drugs with full or partial Orphan Drug status represented approximately $29 billion in revenue. We consider obtaining Orphan Drug status and accelerated approval pathways to be an important part of our development strategy for our drug candidates. Notwithstanding these potential opportunities, we can provide no assurance that our drugs will receive Orphan Drug status or any other special designation that could, among other things, provide for accelerated approval

Risk Factors

The purchase of our common stock involves a high degree of risk. The common stock offered in this prospectus is for investment purposes only and currently no market for our common stock exists. Please refer to the sections entitled "Risk Factors" and "Dilution" before making an investment in this stock.

Trading Market

None.

While we plan to find a market maker to file a Rule 211 application with the Financial Industry Regulatory Authority (“FINRA”) in order to apply for the inclusion of our common stock in OTC Markets (“OTCQB”) or the Over-the-Counter Bulletin Board (“OTCBB”), such efforts may not be successful and our shares may never be quoted and owners of our common stock may not have a market in which to sell the shares. Also, no estimate may be given as to the time that this application process will require. Even if Hoverink Biotechnologies, Inc.’s common stock is quoted or granted a listing, a market for the common shares may not develop.

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

Intellectual Property

Trademark applications

On Fri, 8 Sep 2017 We have also filed trademark applications covering Hoverink Biotechnologies serial number '87601475' specifically for conducting early evaluations in the field of new pharmaceuticals; consulting services in the fields of biotechnology, pharmaceutical research and development and genetic science, laboratory testing, diagnostics, and pharmacogenetics; development of pharmaceutical preparations and medicines; laboratory research services relating to pharmaceuticals; pharmaceutical products development; research and development in the pharmaceutical and biotechnology fields; research and development of pharmaceuticals for the treatment of age-related diseases, cancer, infectious diseases, mental illnesses, neurodegenerative diseases and LADAVRU ® serial number '87601498' covering Pharmaceutical preparations for the treatment of gastrointestinal and oncological diseases and disorders. We intend to submit patent applications for formulation, synthetic process and reconstitution related to our LADAVRU® drug product candidate, although there is no assurance that we will be successful in obtaining such patent protection. Independently from potential patent protection, we believe LADAVRU® will qualify for Orphan Drug status, which could entitle us to market exclusivity of up to 7 and 10 years from the date of approval of a New Drug Application (NDA) and Marketing Authorization (MA), in the US and the European Union (EU), respectively. However, there can be no assurance that such status will be granted. Separately, the FDA may also grant market exclusivity of up to five years for newly approved new chemical entities (of which LADAVRU®  would be one), but there can be no assurance that such exclusivity will be granted or, if granted, for how long. We are an innovative preclinical biopharmaceutical company committed to the discovery development, manufacturing and commercializing LADAVRU® and biosimilars. The liver is a vital organ that plays an extremely important role in human metabolism and other key physiologic functions. Rare disorders like Cirrhosis, Cirrhosis ascites are associated with the liver, many of which have severe or even fatal consequences for patients, and collectively represent a significant unmet medical need. Our product candidate LADAVRU® focuses on Cancer, Cirrhosis, Cirrhosis ascites, AIDS, and chronic pain, nausea and discomfort associated with chemotherapy; our goals consist of primarily serving readily identifiable patient populations suffering from Cancer, Cirrhosis, Cirrhosis ascites, AIDS, and chronic pain, nausea and discomfort associated with chemotherapy particularly for patients using anthracyclines with the intention of targeting the treatment of relapsed or refractory AML. Anthracyclines are a class of chemotherapy drugs designed to disrupt the DNA of, and eventually destroy, targeted cancer cells. They are the most effective anticancer drugs developed and are used to treat a range of cancers, including leukemias, lymphomas, and breast, stomach, uterine, ovarian, bladder, and lung cancers. The nature of these diseases permits us to leverage highly predictive preclinical models and well-described, and often clinically validated, biomarkers to shorten time to clinical proof of concept.

Competition

We operate in a highly competitive segment of the pharmaceutical market, which market is highly competitive as a whole. We face competition from numerous sources including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies, and private and public research institutions. Many of our competitors may have significantly greater financial, product development, manufacturing and marketing resources.

Additionally, many universities and private and public research institutes are active in cancer research, and some may be in direct competition with us. We may also compete with these organizations to recruit scientists and clinical development personnel. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

The unmet medical need for more effective pain relief therapies is such that these and anticancer drugs are, by far, the leading class of drugs in development.

There are a number of established therapies that may be considered competitive for the pain relief indications for which we intend to develop our lead product LADAVRU® which focuses on Cancer, Cirrhosis, Cirrhosis ascites, AIDS, and chronic pain, nausea and discomfort associated with chemotherapy; our goals consist of primarily serving readily identifiable patient populations suffering from Cancer, Cirrhosis, Cirrhosis ascites, AIDS, and chronic pain, nausea and discomfort associated with chemotherapy particularly for patients using anthracyclines with the intention of targeting the treatment of relapsed or refractory AML. We can provide no assurance that such therapies are not in development, will not receive regulatory approval and will reach market before our drug candidate LADAVRU®. In addition, any such competing therapy may be more effective and / or cost-effective than ours.

Government  Regulation

Government authorities in the U.S., at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of products such as those we are developing. The pharmaceutical drug product candidates that we develop must be approved by the FDA before they may be legally marketed.

In the United States, the FDA regulates pharmaceutical products under the Federal Food, Drug and Cosmetic Act, and implementing regulations.

Pharmaceutical products are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a non-biological pharmaceutical product may be marketed in the U.S. generally involves the following:

 •

Completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices or other applicable regulations;

•

Submission to the FDA of an Investigational New Drug, or IND, which must become effective before human clinical studies may begin;

•

Performance of adequate and well-controlled human clinical studies according to the FDA’s current good clinical practices (“GCP”), to establish the safety and efficacy of the proposed pharmaceutical product for its intended use;

•

Submission to the FDA of an NDA for a new pharmaceutical product;

•

Satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the pharmaceutical product is produced to assess compliance with the cGMP, to assure that the facilities, methods and controls are adequate to preserve the pharmaceutical product’s identity, strength, quality and purity;

•

Potential FDA audit of the preclinical and clinical study sites that generated the data in support of the NDA; and

•

FDA review and approval of the NDA.

The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations require the expenditure of substantial resources and approvals are inherently uncertain.

Before testing any compounds with potential therapeutic value in humans, the pharmaceutical product candidate enters the preclinical testing stage.

Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the pharmaceutical product candidate. These early proof-of-principle studies are done using sound scientific procedures and thorough documentation. The conduct of the single and repeat dose toxicology and toxicokinetic studies in animals must comply with federal regulations and requirements including good laboratory practices. The sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA has concerns and notifies the sponsor. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical study can begin. If resolution cannot be reached within the 30-day review period, either the FDA places the IND on clinical hold or the sponsor withdraws the application.  The FDA may also impose clinical holds on a pharmaceutical product candidate at any time before or during clinical studies due to safety concerns or non- compliance. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical studies to begin, or that, once begun, issues will not arise that suspend or terminate such clinical study.

Clinical studies involve the administration of the pharmaceutical product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the clinical study sponsor’s control. Clinical studies are conducted under protocols detailing, among other things, the objectives of the clinical study, dosing procedures, subject selection and exclusion criteria, how the results will be analyzed and presented and the parameters to be used to monitor subject safety. Each protocol must be submitted to the FDA as part of the IND. Clinical studies must be conducted in accordance with GCP. Further, each clinical study must be reviewed and approved by an independent institutional review board (“IRB”) at, or servicing, each institution at which the clinical study will be conducted. An IRB is charged with protecting the welfare and rights of study participants and considers such items as whether the risks to individuals participating in the clinical studies are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical study subject or his or her legal representative and must monitor the clinical study until completed.

Human clinical studies are typically conducted in three sequential phases that may overlap or be combined:

•

Phase 1: The pharmaceutical product is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some products for severe or life-threatening diseases such as cancer, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients, with a goal of characterizing the safety profile of the drug and establishing a maximum tolerable dose (“MTD”). Our pharmaceutical products fall into this latter category because its products are intended to treat cancer and contain cytotoxic agents. Hence, our Phase 1 studies are conducted in late-stage cancer patients whose disease has progressed after treatment with other agents.

•

Phase 2: With the maximum tolerable dose established in a Phase 1 trial, the pharmaceutical product is evaluated in a limited patient population at the MTD to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases, to determine dosage tolerance, optimal dosage and dosing schedule and to identify patient populations with specific characteristics where the pharmaceutical product may be more effective.

•

Phase 3: Clinical studies are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical study sites. These clinical studies are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling. The studies must be well controlled and usually include a control arm for comparison. One or two Phase 3 studies are usually required by the FDA for an NDA approval, depending on the disease severity and other available treatment options. In some instances, where a Special Protocol Assessment is granted by the FDA, an NDA approval may be obtained based on Phase 2 clinical data with the understanding that the approved drug can be sold subject to a confirmatory Phase 3 trial to be conducted post-approval.

Post-approval studies, or Phase 4 clinical studies, may be conducted after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication. The FDA also may require post-marketing testing, known as Phase 4 testing, risk minimization action plans and surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product.

Progress reports detailing the results of the clinical studies must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events or any finding from tests in laboratory animals that suggests a significant risk for human subjects. Phase 1, Phase 2 and Phase 3 clinical studies may not be completed successfully within any specified period, if at all. The FDA or the sponsor or its data safety monitoring board may suspend a clinical study at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical study at its institution if the clinical study is not being conducted in accordance with the IRB’s requirements or if the pharmaceutical product has been associated with unexpected serious harm to patients.

Concurrent with clinical studies, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the pharmaceutical product as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the pharmaceutical product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final pharmaceutical product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the pharmaceutical product candidate does not undergo unacceptable deterioration over its shelf life.

The results of product development, preclinical studies and clinical studies, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the pharmaceutical product, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The submission of an NDA is subject to the payment of substantial user fees. A waiver of such fees may be obtained under certain limited circumstances.

The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act (“PDUFA”), the FDA has 10 months after the 60-day filing date in which to complete its initial review of a standard NDA and respond to the applicant, and six months after the 60-day filing date for a priority NDA. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs.

After the NDA submission is accepted for filing, the FDA reviews the NDA application to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. The FDA may refer applications for novel pharmaceutical products or pharmaceutical products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the pharmaceutical product approval process, the FDA also will determine whether a risk evaluation and mitigation strategy (“REMS”) is necessary to assure the safe use of the pharmaceutical product. If the FDA concludes that a REMS is needed, the sponsor of the NDA must submit a proposed REMS; the FDA will not approve the NDA without a REMS, if required.

Before approving an NDA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites as well as the site where the pharmaceutical product is manufactured to assure compliance with GCP and cGMP. If the FDA determines the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. In addition, the FDA will require the review and approval of product labeling.

The NDA review and approval process is lengthy and difficult and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical data or other data and information. Even if such data and information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical studies are not always conclusive and the FDA may interpret data differently than we interpret the same data. The FDA will issue a complete response letter if the agency decides not to approve the NDA. The complete response letter usually describes all of the specific deficiencies in the NDA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical studies. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may require Phase 4 testing which involves clinical studies designed to further assess pharmaceutical product safety and effectiveness and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized.

Expedited Development and Review Programs

The FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing new pharmaceutical products that meet certain criteria. Specifically, new pharmaceutical products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. Unique to a Fast Track product, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, if the FDA determines that the schedule is acceptable and if the sponsor pays any required user fees upon submission of the first section of the NDA.

Any product submitted to the FDA for market, including a Fast Track program, may also be eligible for other FDA programs intended to expedite development and review, such as priority review and accelerated approval. Any product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or if it offers a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new pharmaceutical product designated for priority review in an effort to facilitate the review. Additionally, a product may be eligible for accelerated approval. Pharmaceutical products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that the products may be approved on the basis of adequate and well-controlled clinical studies establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a pharmaceutical product receiving accelerated approval perform adequate and well-controlled post-marketing clinical studies. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could impact the timing of the commercial launch of the product. Fast Track designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.

Post-Approval  Requirements

Any pharmaceutical products for which the Company receives FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, complying with certain electronic records and signature requirements and complying with FDA promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, prohibitions on promoting pharmaceutical products for uses or in patient populations that are not described in the pharmaceutical product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities and promotional activities involving the internet. Failure to comply with FDA requirements can have negative consequences, including adverse publicity, enforcement letters from the FDA, actions by the U.S. Department of Justice and/or U.S. Department of Health and Human Services’ Office of Inspector General, mandated corrective advertising or communications with doctors, and civil or criminal penalties. Although physicians may prescribe legally available pharmaceutical products for off-label uses, manufacturers may not directly or indirectly market or promote such off-label uses.

We intend to rely on third parties for the production of clinical and commercial quantities of our products. Manufacturers of our products are required to comply with applicable FDA manufacturing requirements contained in the FDA’s cGMP regulations. cGMP regulations require, among other things, quality control and quality assurance, as well as the corresponding maintenance of records and documentation. Pharmaceutical product manufacturers and other entities involved in the manufacture and distribution of approved pharmaceutical products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved NDA, including withdrawal of the product from the market. In addition, changes to the manufacturing process generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of the FDA approval of the use of our pharmaceutical product candidates, some of our products covered by U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved pharmaceutical product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent unless an extension is obtained. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and renders a decision on the application for any patent term extension or restoration. In the future, we may be able to apply for extension of patent term for one of our currently licensed patents or any future owned patents to add patent life beyond its current expiration date, depending upon the expected length of the clinical studies and other factors involved in the filing of the relevant NDA.

Market exclusivity provisions under the U.S. Food, Drug, and Cosmetic Act can also delay the submission or the approval of certain applications of other companies seeking to reference another company’s NDA. Currently seven years of reference product exclusivity are available to pharmaceutical products designated as Orphan Drugs, during which the FDA may not approve generic products relying upon the reference product’s data. Pediatric exclusivity is another type of regulatory market exclusivity in the U.S. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of pediatric clinical studies in accordance with an FDA-issued “Written Request” for such a clinical study.

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any pharmaceutical product candidates for which we obtain regulatory approval. In the United States and in markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part upon the availability of reimbursement from third-party payors. Third-party payors include government payors such as Medicare and Medicaid, managed care providers, private health insurers and other organizations. The process for determining whether a payor will provide coverage for a pharmaceutical product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the pharmaceutical product. Third-party payors may limit coverage to specific pharmaceutical products on an approved list, or formulary, which might not, and frequently does not, include all of the FDA-approved pharmaceutical products for a particular indication. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. A payor’s decision to provide coverage for a pharmaceutical product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. In addition, in the United States there is a growing emphasis on comparative effectiveness research, both by private payors and by government agencies. We may need to conduct expensive pharmaco-economic studies in order to demonstrate the medical necessity and cost-effectiveness of LADAVRU®, in addition to the costs required to obtain the FDA approvals. Our pharmaceutical product candidate LADAVRU® may not be considered medically necessary or cost-effective. To the extent other drugs or therapies are found to be more effective than our product LADAVRU®, payors may elect to cover such therapies in lieu of our products and/or reimburse our products at a lower rate.

Different pricing and reimbursement schemes exist in other countries. In the European Community, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed upon. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical studies that compare the cost-effectiveness of a particular pharmaceutical product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

The marketability of any pharmaceutical product candidates for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased and we expect this will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

International Regulation

In addition to regulations in the United States, there are a variety of foreign regulations governing clinical studies and commercial sales and distribution of our current and future product candidates. Whether or not FDA approval is obtained for a product, approval of a product must be obtained by the comparable regulatory authorities of foreign countries, or jurisdictions such as the EU, before clinical studies or marketing of the product can commence in those countries.

The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical studies, product licensing, pricing and reimbursement vary greatly from country to country. In addition, certain regulatory authorities may require us to repeat previously conducted preclinical and/or clinical studies under specific criteria for approval in their respective country or jurisdictions, which may delay and/or increase the cost of approval in certain markets targeted for approval by us.

Policies and Procedures for Related Party Transactions

Our board of directors will be responsible for reviewing and approving in advance any related party transaction. This will cover, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $420,000 and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person.

DESCRIPTION OF CAPITAL STOCK

Introduction

The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001, of which 35,772,000 Shares are outstanding as of the date of the registration statement, of which this prospectus is a part.  The Company is also authorized to issue 20,000,000 share of preferred stock, par value $0.0001, of which no shares were outstanding as of the date of the registration statement, of which this prospectus is a part.

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

Common Stock

Our certificate of incorporation authorizes the issuance of 100,000,000 shares of common stock. There are 35,772,000 shares of our common stock issued and outstanding at Sept 22, 2017 that is held by 38 shareholders. The holders of our common stock:

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

Transfer Agent

The Transfer Agent for our common stock is Direct Transfer, LLC. 500 Perimeter Park Dr, Suite D Morrisville, NC 27560. Its telephone number is 919-481-4000

MANAGEMENT

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

Cyrus Sajna

Cyrus Sajna is Founder of Hoverink. Mr. Cyrus Sajna is a managing member and Chief Operating Officer of Hoverink Opportunities Fund, LP a Delaware Private Equity Fund and is a Managing Member of Hoverink Capital Management. He attended Chicago State University 2000-2004 as a biology Pre Medical matriculate with interest in cardiology. He also has experienced trading seminars on the Floor of the Chicago Mercantile Exchange. This CME open outcry training opportunity changed his life. The privately held firm located within the Chicago Mercantile Exchange taught him Open Outcry trading of the S&P 500 which did in fact open the proverbial eyes of his true capabilities.

INTERESTS OF NAMED EXPERTS AND COUNSEL

No expert or counsel named in this prospectus as having prepared or certified any part of this prospectus or having given an opinion upon the validity of the securities being registered or upon other legal matters in connection with the registration or offering of the common stock was employed on a contingency basis, or had, or is to receive, in connection with the offering, a substantial interest, direct or indirect, in the registrant or any of its parents or subsidiaries. Nor was any such person connected with the registrant or any of its parents or subsidiaries as a promoter, managing or principal underwriter, voting trustee, director, officer, or employee.

DETERMINATION OF OFFERING PRICE

The offering price of the common stock has been arbitrarily determined and bears no relationship to any objective criterion of value. The price does not bear any relationship to our assets, book value, any historical earnings or net worth. In determining the offering price, management considered such factors as the prospects, if any, for similar companies, anticipated results of operations, present financial resources and the likelihood of acceptance of this offering. No valuation or appraisal has been prepared for our business. We cannot assure you that a public market for our securities will develop or continue or that the securities will ever trade at a price higher than the offering price.

DIVIDEND POLICY

We have never paid cash or any other form of dividend on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. Moreover, any future credit facilities might contain restrictions on our ability to declare and pay dividends on our common stock. We plan to retain all earnings, if any, for the foreseeable future for use in the operation of our business and to fund the pursuit of future growth. Future dividends, if any, will depend on, among other things, our results of operations, capital requirements and on such other factors as our board of directors, in its discretion, may consider relevant.

MARKET FOR SECURITIES

There is no established public market for our common stock, and a public market may never develop. No market maker has agreed to file an application with FINRA. There can be no assurance as to whether such a market maker will agree to file an application or the market maker’s application will be accepted by FINRA nor can we estimate the time period that will be required for the application process. Even if our common stock were quoted in a market, there may never be substantial activity in such market. If there is substantial activity, such activity may not be maintained, and no prediction can be made as to what prices may prevail in such market.

If we become able to have our shares of common stock quoted on the OTCQB and/or OTCBB, we will then try, through a broker-dealer and its’ clearing firm, to become eligible with the DTC to permit our shares to be traded electronically. If an issuer is not “DTC-eligible,” its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCQB and OTCBB), means that shares of an issuer will not be able to be traded (technically the shares can be traded manually between accounts, but this may take days and is not a realistic option for issuers relying on broker-dealers for stock transactions - like all the companies on the OTCQB and OTCBB). What this boils down to is that while DTC-eligibility is not a requirement to trade on the OTCBB, it is however a necessity to efficiently process trades on the OTCQB or OTCBB if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it may take.

We do not have common stock or equity subject to outstanding options or warrants to purchase or securities convertible into our common stock or equity. Also, 64% of our outstanding common stock is held by our board of directors

Name	Number of Shares of Common Stock	Percent of Class before Offering (1)	Percent of Class After Offering (2)
Debbie Mae Carter	9,440,000	19%	17%
Cyrus Sajna & Davidra Nicole Sajna Trust (1) (2)	3,480,000	25%	23%
Davidra Nicole Sajna	9,740,000	20%	18%
William Neil Gallagher	2,960,000	14%	7%
Victor Sapphire	740,000	5.3%	0%
James Mckillop	250,000	1.8%	0%
James Cassidy	250,000	1.8%	0%
Save our Children	200,000	1.5%	0%
Health and Charity Outreach*	25,000	0.17%	0%
Cyrus Sajna	8,200,000	17%	17%
All Officers and directors as a group (3 persons)	35,285,000	86.9%	86.9%

Ms. Debbie Carter, our chief executive officer (9,440,000). In general, under Rule 144, a holder of restricted common shares who is an affiliate at the time of the sale or any time during the three months preceding the sale can resell shares, subject to the restrictions described below.

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

Our LADAVRU® milestones occur when we: (1) When our LADAVRU® qualifies for Orphan Drug status, which could entitle us to market exclusivity of up to 7 and 10 years from the date of approval of a New Drug Application (NDA) and Marketing Authorization (MA), in the US and the European Union (EU), respectively. ascertain funding for Structural Engineering and architectural phase. (2 ascertain funding to begin the construction of Hoverink. We must ascertain a suitable amount of capital and believe being publicly traded will greatly assist us in either future debt or equity offerings. Our anticipated expenditures and the expected sources of such funding which all consist of raising funds via the sale of equity or debt. Separately, the FDA may also grant market exclusivity of up to five years for newly approved new chemical entities (of which LADAVRU®  would be one), but there can be no assurance that such exclusivity will be granted or, if granted, for how long.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON’T)

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain forward-looking statements. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in “Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.

Highlights

Our Drug Candidate

LADAVRU®

Our lead product candidate is LADAVRU®, We are an innovative preclinical biopharmaceutical company committed to the discovery development, manufacturing and commercializing LADAVRU® and biosimilars. Our product candidate LADAVRU® focuses on Cancer, Cirrhosis, Cirrhosis ascites, AIDS, and chronic pain, nausea and discomfort associated with chemotherapy; our goals consist of primarily serving readily identifiable patient populations suffering from Cancer, Cirrhosis, Cirrhosis ascites, AIDS, and chronic pain, nausea and discomfort associated with chemotherapy particularly for patients using anthracyclines with the intention of targeting the treatment of relapsed or refractory AML. Anthracyclines are a class of chemotherapy drugs designed to disrupt the DNA of, and eventually destroy, targeted cancer cells. They are the most effective anticancer drugs developed and are used to treat a range of cancers, including leukemias, lymphomas, and breast, stomach, uterine, ovarian, bladder, and lung cancers.

LADAVRU® focuses on treating chronic pain, nausea and discomfort associated with chemotherapy particularly for patients using anthracyclines with the intention of targeting the treatment of relapsed or refractory AML and chronic pain, nausea and discomfort associated with Cancer, Cirrhosis, Cirrhosis ascites, AIDS.  We also intend to pursue Orphan Drug status for LADAVRU®. The prevalence ceiling for qualifying rare diseases under the US Orphan Drug Act is 200,000 patients and proportionally similar guidelines exist in the EU.

The most recently published prevalence statistics from the National Cancer Institute reported that the number of people living beyond a cancer diagnosis reached nearly 14.5 million in 2014 and is expected to rise to almost 19 million by 2024. In 2016, an estimated 1,685,210 new cases of cancer will be diagnosed in the United States and 595,690 people will die from the disease. The number of new cases of cancer (cancer incidence) is 454.8 per 100,000 men and women per year (based on 2008-2012 cases). The trend data since that publication would indicate that the prevalence today should still be well below the 200,000 patient limitation for Orphan Drugs, which would permit LADAVRU® for the treatment of chronic pain, nausea and discomfort associated with chemotherapy particularly for patients using anthracyclines with the intention of targeting the treatment of relapsed or refractory AML to qualify for Orphan Drug status. However, we can provide no assurance that we will be successful in obtaining Orphan Drug status for LADAVRU®.

JOBS Act and Recent Accounting Pronouncements

The recently enacted JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

We have implemented all new accounting pronouncements that are in effect and may impact our financial statements and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

Critical Accounting Policies and Significant Judgments and Estimates

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain .

Beneficial Conversion Feature

From time to time, we may issue convertible notes that have conversion prices that create an embedded beneficial conversion feature on the issuance date. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of any attached equity instruments, if any related equity instruments were granted with the debt. We estimate the fair value of our common stock using the most recent selling price available. The intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid-in capital. The debt discount is amortized to interest expense over the life of the note using the effective interest method.

Research and Development Costs

We shall record accrued expenses for estimated costs of our research and development activities conducted by third-party service providers, which include the conduct of pre-clinical studies and clinical trials and contract manufacturing activities. We shall  record the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced, and we include these costs in accrued liabilities in the balance sheets and within research and development expense in the statement of operations. We shall record accrued expenses for these costs based on the estimated amount of work completed and in accordance with agreements established with these third parties.

We estimate the amount of work completed through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services. We make significant judgments and estimates in determining the accrued balance in each reporting period. As actual costs become known, we adjust our accrued estimates. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed, the number of patients enrolled and the rate of patient enrollment may vary from our estimates and could result in us reporting amounts that are too high or too low in any particular period. Our accrued expenses are dependent, in part, upon the receipt of timely and accurate reporting from clinical research organizations and other third-party service providers. To date, there have been no material differences from our accrued expenses to actual expenses.

Impairment of Long-Lived Assets

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable or at a minimum annually during the fourth quarter of the year. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying value to determine if an impairment of such asset is necessary. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value.

Components of our Results of Operations and Financial Condition

Operating expenses

We intend to classify our operating expenses into three categories: research and development, general and administrative and depreciation.

Research and development . Research and development expenses consist primarily of:

•

costs incurred to conduct research, such as the discovery and development of our product candidates;

•

costs related to production of clinical supplies, including fees paid to contract manufacturers;

•

fees paid to clinical consultants, clinical trial sites and vendors, including clinical research organizations in conjunction with implementing and monitoring our clinical trials and acquiring and evaluating clinical trial data, including all related fees, such as patient screening fees, laboratory work and statistical compilation and analysis; and

•

costs related to compliance with drug development regulatory requirements.

We intend to recognize all research and development costs as they are incurred. Clinical trial costs, contract manufacturing and other development costs incurred by third parties are expensed as the contracted work is performed.

We expect our research and development expenses to increase in the future as we advance our product candidates into and through clinical trials and pursue regulatory approval of our product candidates in the United States and Europe. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for our product candidates may be affected by a variety of factors including: the quality of our product candidates, early clinical data, investment in our clinical program, competition, manufacturing capability and commercial viability. We may never succeed in achieving regulatory approval for any of our product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our product candidates.

General and administrative.

General and administrative expense consists of personnel related costs, which include salaries, as well as the costs of professional services, such as accounting and legal, facilities, information technology and other administrative expenses. We expect our general and administrative expense to increase following the completion of this offering due to the anticipated growth of our business and related infrastructure as well as accounting, insurance, investor relations and other costs associated with becoming a public company.

Depreciation.

Depreciation expense consists of depreciation on our property and equipment. We depreciate our assets over their estimated useful life. We estimate machinery and equipment to have a 5-year life and furniture and fixtures to have a 7-year life.

Other income (expense), net

Other income (expense), net consists of interest expense associated with our loans payable and interest income earned on our cash and investment balances.

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

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the Jumpstart Our Business Startups Act.

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

a This summary highlights information contained elsewhere in this prospectus. This summary does not contain all of the information that you should consider before deciding to invest in our common stock. You should read this entire prospectus carefully, including the “Risk Factors” section, our historical financial statements and the notes thereto, and unaudited pro forma financial information, each included elsewhere in this prospectus. The terms “Hoverink Biotech”, “the Company”, “our”, or “we” refer to Hoverink Biotechnologies, Inc.

Overview

We are an innovative preclinical biopharmaceutical company committed to the discovery development, manufacturing and commercializing LADAVRU® and biosimilars. The liver is a vital organ that plays an extremely important role in human metabolism and other key physiologic functions. Rare disorders like Cirrhosis, Cirrhosis ascites are associated with the liver, many of which have severe or even fatal consequences for patients, and collectively represent a significant unmet medical need. Our product candidate LADAVRU® focuses on Cancer, Cirrhosis, Cirrhosis ascites, AIDS, and chronic pain, nausea and discomfort associated with chemotherapy; our goals consist of primarily serving readily identifiable patient populations suffering from Cancer, Cirrhosis, Cirrhosis ascites, AIDS, and chronic pain, nausea and discomfort associated with chemotherapy particularly for patients using anthracyclines with the intention of targeting the treatment of relapsed or refractory AML. Anthracyclines are a class of chemotherapy drugs designed to disrupt the DNA of, and eventually destroy, targeted cancer cells. They are the most effective anticancer drugs developed and are used to treat a range of cancers, including leukemias, lymphomas, and breast, stomach, uterine, ovarian, bladder, and lung cancers. The nature of these diseases permits us to leverage highly predictive preclinical models and well-described, and often clinically validated, biomarkers to shorten time to clinical proof of concept.

We intend to submit patent applications for formulation, synthetic process and reconstitution related to our LADAVRU® drug product candidate, although there is no assurance that we will be successful in obtaining such patent protection. Independently from potential patent protection, we believe LADAVRU® will qualify for Orphan Drug status, which could entitle us to market exclusivity of up to 7 and 10 years from the date of approval of a New Drug Application (NDA) and Marketing Authorization (MA), in the US and the European Union (EU), respectively. However, there can be no assurance that such status will be granted. Separately, the FDA may also grant market exclusivity of up to five years for newly approved new chemical entities (of which LADAVRU®  would be one), but there can be no assurance that such exclusivity will be granted or, if granted, for how long.

Our Drug Candidates

LADAVRU®

Our lead product candidate is LADAVRU®, We are an innovative preclinical biopharmaceutical company committed to the discovery development, manufacturing and commercializing LADAVRU® and biosimilars. Our product candidate LADAVRU® focuses on Cancer, Cirrhosis, Cirrhosis ascites, AIDS, and chronic pain, nausea and discomfort associated with chemotherapy; our goals consist of primarily serving readily identifiable patient populations suffering from Cancer, Cirrhosis, Cirrhosis ascites, AIDS, and chronic pain, nausea and discomfort associated with chemotherapy particularly for patients using anthracyclines with the intention of targeting the treatment of relapsed or refractory AML. Anthracyclines are a class of chemotherapy drugs designed to disrupt the DNA of, and eventually destroy, targeted cancer cells. They are the most effective anticancer drugs developed and are used to treat a range of cancers, including leukemias, lymphomas, and breast, stomach, uterine, ovarian, bladder, and lung cancers.

LADAVRU® focuses on treating chronic pain, nausea and discomfort associated with chemotherapy particularly for patients using anthracyclines with the intention of targeting the treatment of relapsed or refractory AML and chronic pain, nausea and discomfort associated with Cancer, Cirrhosis, Cirrhosis ascites, AIDS.

We also intend to pursue Orphan Drug status for LADAVRU®. The prevalence ceiling for qualifying rare diseases under the US Orphan Drug Act is 200,000 patients and proportionally similar guidelines exist in the EU.

The most recently published prevalence statistics from the National Cancer Institute reported that the number of people living beyond a cancer diagnosis reached nearly 14.5 million in 2014 and is expected to rise to almost 19 million by 2024. In 2016, an estimated 1,685,210 new cases of cancer will be diagnosed in the United States and 595,690 people will die from the disease. The number of new cases of cancer (cancer incidence) is 454.8 per 100,000 men and women per year (based on 2008-2012 cases). The trend data since that publication would indicate that the prevalence today should still be well below the 200,000 patient limitation for Orphan Drugs, which would permit LADAVRU® for the treatment of chronic pain, nausea and discomfort associated with chemotherapy particularly for patients using anthracyclines with the intention of targeting the treatment of relapsed or refractory AML to qualify for Orphan Drug status. However, we can provide no assurance that we will be successful in obtaining Orphan Drug status for LADAVRU®.

We currently have no additional sources of financing and no commitments for financing. There are no assurances that we will obtain sufficient financing or the necessary resources to enter into contractual agreements with outside developers or sales/marketing firms. If we do not receive any funding or financing, our business is likely to be maintained with limited operations for at least the next 12 months because our Chief executive officer, will continue providing her professional services without current compensation. We currently have a formal agreement in place with our president and chief executive officer covering this period; however, our president and chief executive officer’s current plan is to do substantially all administrative and planning work as well as basic programming and marketing work on her own without cash compensation while she seeks other sources of funding for the Company.

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

Revenues and Losses for Period Ended June 30, 2015

As of June 30, 2015, the Company had not generated revenues and had no income or cash flows from operations since inception. At June 30, 2015, The Company had an accumulated deficit of $55,052 as of June 30, 2015. These factors, among others, raise substantial doubt as to its ability to continue as a going concern.

Liquidity

We will pay all costs relating to this offering estimated at $115,060. This amount will be paid as and when necessary and required or otherwise accrued on the books and records of Hoverink Biotechnologies, Inc. until we are able to pay the full amount due either from revenues or loans from a related or unrelated third party. Absent sufficient revenues to pay these amounts within six months from the date of this prospectus, we will seek financial assistance from our shareholders or a third party who may agree to loan us the funds to cover the balance of outstanding professional and related fees relating to our prospectus to the extent that such liabilities cannot be extended or satisfied in other ways and our professionals insist upon payment. If and when loaned, the loans will be evidenced by a noninterest-bearing unsecured corporate note to be treated as a loan until repaid, if and when Hoverink Biotechnologies, Inc. has the financial resources to do so. No formal written arrangement exists with respect to anyone’s commitment to loan funds for this purpose.

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

We do not have any current plans to raise funds through the sale of securities except as set forth herein. We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons and/or firms providing services to us, although there can be no assurances that we will be successful in any of those efforts. However, these actions, if successful, will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of Hoverink  because the shares may be issued to parties or entities committed to supporting existing management.

Hoverink Biotechnologies, Inc.may offer shares of its common stock to settle a portion of the professional fees incurred in connection with its registration statement. No negotiations have taken place with any professional and no assurances can be made as to the likelihood that any professional will accept shares in settlement of obligations due them

On March 19th of 2015 the company entered into a loan for $138,000.00 This loan matures in March 31st 2019 and can be paid in full at any time before without prepayment penalty.

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

To fund operations for the next 36 months, the Company projects a need for $122,000,000 that will have to be raised through debt or equity.

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

Property

Our office and mailing address is Hoverink Biotechnologies, Inc. Hoverink Biotechnologies, Inc.  1801 Century Park E., 24th Floor Los Angeles, California  90067 888-443-4666 email: info@hoverink.net. The space is provided to us by Cyrus Sajna. He incurs no incremental costs as a result of our using the space. Therefore, he does not charge us for its use. There is no written lease agreement.

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

Code of Conduct

Effective as of the completion of this offering, our board of directors has adopted a code of conduct. The code of conduct will apply to all of our employees, officers and directors. Upon the completion of this offering, the full text of our code of conduct will be posted on our website. We intend to disclose future amendments to, or waiver of, our code of ethics at the same location on our website identified above and also in public filings. Information contained on our website is not incorporated by reference into this prospectus, and you should not consider information contained on our website to be part of this prospectus or in deciding whether to purchase shares of our common stock.

Indemnification Agreements

Prior to the closing of this offering, we plan to enter into indemnification agreements with our directors and officers. The indemnification agreements and our amended and restated certificate of incorporation and amended and restated bylaws require us to indemnify these individuals to the fullest extent permitted by Delaware law.

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

Choice of Forum

        Upon the completion of this offering, our amended and restated certificate of incorporation will provide that the Court of Chancery of the State of Delaware will be the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law or any action asserting a claim against us that is governed by the internal affairs doctrine. The enforceability of similar choice of forum provisions in other companies' certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable.

Rule 144

        In general, under Rule 144, beginning 90 days after the date of this prospectus, a person who is not deemed to be our affiliate and has not been our affiliate at any time during the three months preceding a sale will be entitled to sell any shares of our common stock that such person has beneficially owned for at least six months, including the holding period of any prior owner other than one of our affiliates, without regard to manner of sale, volume limitations or notice provisions of Rule 144. Sales of our common stock by any such person would be subject to the availability of current public information about us if the shares to be sold were beneficially owned by such person, including the holding period of any prior owner other than one of our affiliates, for less than one year.

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

Beginning 90 days after the date of this prospectus, our affiliates who have beneficially owned shares of our common stock for at least six months, including the holding period of any prior owner other than one of our affiliates, would be entitled to sell within any three-month period a number of shares that does not exceed the greater of:

• 1% of the number of shares of our common stock then-outstanding, which will equal approximately 454,598 shares immediately after the completion of this offering and

• the average weekly trading volume in our common stock on the Nasdaq Global Select Market during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.

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

Lock-Up Agreements

        In connection with this offering, we may require all of our directors and officers agree, not to offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend, or otherwise transfer or dispose of, directly or indirectly, shares of our common stock or any securities convertible into or exchangeable for shares of our common stock or enter into any swap or other arrangement that transfers to another any of the economic consequences of ownership of our common stock during the period from the date of this prospectus continuing through the date 180 days after the date of this prospectus.  Certain of our employees, including our executive officers, and directors may enter into written trading plans that are intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934. Sales under these trading plans would not be permitted until the expiration of the lock-up agreements relating to our initial public offering described above.

CERTAIN MATERIAL U.S. FEDERAL INCOME TAX CONSIDERATIONS FOR NON-U.S. HOLDERS

        The following is a discussion of certain material U.S. federal income tax considerations with respect to the ownership and disposition of shares of common stock applicable to non-U.S. holders who acquire such shares in this offering and hold such shares as a capital asset within the meaning of Section 1221 of the Internal Revenue Code of 1986, as amended, or the Code, (generally, property held for investment). For purposes of this discussion, a "non-U.S. holder" means a beneficial owner of our common stock (other than an entity or arrangement that is treated as a partnership for U.S. federal income tax purposes) that is not, for U.S. federal income tax purposes, any of the following:

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

Involvement in Certain Legal Proceedings

Except as described below, during the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of Hoverink Biotechnologies, Inc.:

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

Committees of the Board of Directors

Concurrent with having sufficient members and resources, the Hoverink Biotechnologies, Inc. board of directors will establish an audit committee and a compensation committee. We believe that we will need a minimum of five directors to have effective committee systems . The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls. The compensation committee will manage any stock option plan we may establish and review and recommend compensation arrangements for the officers. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees. See “Executive Compensation” hereinafter.

All directors will be paid by Hoverink Biotechnologies, Inc.and shall be reimbursed for any expenses incurred in attending directors' meetings provided that Hoverink Biotechnologies, Inc.has the resources to pay these fees. Hoverink Biotechnologies, Inc.will consider applying for officers and directors liability insurance at such time when it has the resources to do so.

Compensation of Executive Officer Summary

Compensation Table

To provide you with a complete picture of the compensation the following table and the related notes set forth information relating to the compensation paid to each of the named executive officers by us.

Name and Principal Position	Year	Salary($)	Option Awards ($) (1)	Total ($)

Debbie Carter, Chief Executive Officer, CFO	2015	0	----	0
	2016	0	----	0
Cyrus Sajna, Vice President and Chief Operating Officer	2015	0	----	0
	2016	0	----	0
Davidra Sajna, Chairman and President	2015	----	----	----
	2016	----	----	----

Grants of Plan-Based Awards Table

Three of our executives officers received grants of stock, option awards or other plan-based awards during the period of June 30, 2017 except as stated above. The Company has activity with respect to awards.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options, and no restricted stock units, if any, held by our named executive officers vested during the period ended June 30, 2015. The Company has no activity with respect to these awards.

Outstanding Equity Awards at Fiscal Year-End Table

3  of our named executive officers had outstanding stock or option awards as of June 30, 2015 that would be compensatory to the officer. The Company has issued any awards to its named executive officers. The Company and its Board of Directors have issued grant awards as it sees fit to its employees as well as key consultants.

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

Common Stock

Our certificate of incorporation authorizes the issuance of 100,000,000 shares of common stock. There are 35,772,000 shares of our common stock issued and outstanding at June 30, 2017 that is held by 38 shareholders. The holders of our common stock:

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

                We have applied for listing in Mergent, Inc., a leading provider of business and financial information on publicly listed companies, which, once published, will provide Hoverink International Holdings,Inc. with “manual” exemptions in approximately 33 states as indicated in CCH Blue Sky Law Desk Reference at Section 6301 entitled “Standard Manuals Exemptions.” Our application was approved by Mergent, Inc.in June 2015.

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

LEGAL MATTERS

Ben Bunker ESQ. The Bunker Law Group, PLLC benbunker@bunkerlawgroup.com T (702) 784-5990 3753 Howard Hughes Parkway, Suite 200

Las Vegas, Nevada 89169 has given his opinion as attorneys-at-law regarding the validity of the issuance of the Shares offered by the Company and whether the shares offered in the Primary Offering and Secondary Offering may be sold pursuant to this prospectus after it becomes effective and while it remains current.

EXPERTS

Berkower, LLC, an independent registered public accounting firm, has audited the balance sheets of Hoverink Biotechnologies, Inc. as of December 31, 2016, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2015. The Company has included such financial statements in the prospectus and elsewhere in the registration statement in reliance on the report of June 30, 2017, given their authority as experts in accounting and auditing

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On Feb 16, 2015 the above referenced shares of common stock were issued to additional founders for their services in assisting with the business plan, plan development and formation of the Company. The foregoing issuances of securities were affected in reliance upon the exemption from registration provided by section 4(2) under the Securities Act of 1933, (the “Act”) as amended.

The Company issued 1,000,000 shares to W. Neil Gallagher, for consulting services

The Company issued 6,900,000 shares to Davidra Nicole Sajna, Chairman, President

The Company issued 6,800,000 shares to Debbie Carter our chief executive officer, and chief financial officer

The Company issued 8,200,000 shares to Cyrus Sajna, Vice President

On 9/22/2017 the company entered into a loan for $115,090 This loan matures in 9/22/2022 and can be paid in full at any time before without prepayment penalty.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

On September 8th, 2017, “Hoverink Biotechnologies, Inc., a Delaware corporation, (the “ Company ”), with the approval of its board of directors and shareholders owning a majority of the Company’s issued and outstanding shares by written consent in lieu of a meeting, filed  a Certificate of Change (the “ Certificate of Change ”) with the Secretary of State of Delaware.

 As a result of the Certificate of Change, the Company will be changing its name to “Hoverink Biotechnologies, Inc.” , effective as of September 11, 2017.

In February 2015, the Company implemented a change of control by issuing shares to new shareholders, redeeming shares of existing shareholders, electing new officers and directors and accepting the resignations of its then existing officers and directors. In connection with the change of control, the shareholders of the Company and its board of directors unanimously approved the change of the Company’s name from Sky Run Acquisition Corporation to Hoverink Biotechnologies, Inc. Prior to

this the company was a shell as defined in Rule 405. The company ceased being a shell as of Feb 15th 2016.

We were incorporated in Delaware in July 2013 as Skyrun Acquistion Corporation. Our principal executive offices are located at   1801 Century Park E., 24th Floor Los Angeles, California 90067:866-443-4666. Our website address is in beta at www.hoverinkbiotech.yolosite.com.

ITEM 5. OTHER INFORMATION

(a)

Not applicable.

(b)

Item 407(c)(3) of Regulation S-K:

On September 8th, 2017, “Hoverink Biotechnologies, Inc., a Delaware corporation, (the “ Company ”), with the approval of its board of directors and shareholders owning a majority of the Company’s issued and outstanding shares by written consent in lieu of a meeting, filed  a Certificate of Change (the “ Certificate of Change ”) with the Secretary of State of Delaware.

 As a result of the Certificate of Change, the Company will be changing its name to “Hoverink Biotechnologies, Inc.”, effective as of September 11, 2017.Although in February, 2015, the members of the Board of Directors has changed as has the control of the Company, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

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

HOVERINK  BIOTECHNOLOGIES, INC.

By:	/s/ Debbie Mae Carter
Debbie Mae Carter
President and Principal Executive Officer
Principle Financial Officer

Dated: October 12, 2017