Form 10-Q
period 2016-06-30
Hoverink Biotechnologies, Inc.
filed 2017-10-12
CIK 1586494

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016 OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes ☐ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at June 30, 2016
Common stock par value $0.0001	13,872,000

HOVERINK BIOTECHNOLOGIES, INC
FORMERLY KNOWN AS
HOVERINK INTERNATIONAL HOLDINGS, INC.
Balance Sheets

		(Unaudited)	(Audited)
		For The Three	For The
		Months Ended	Year Ended
		June 30,	December 31,
		2016	2015

ASSETS

Current Assets
Cash and cash equivalents		$ 2	$ -
Funds held in trust		-	-

Total Current assets		2	-

Note receivable		50	-

Total assets		$ 52	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank overdraft		$ -	$ 3
Accounts payable		112,310	24,290
Note payable		154,581	120,214

Total Liabilities		266,891	144,507

Shareholders' Deficit
Additional paid in capital		1,407	1,407
Discount on Common Stock		(1,387)	(1,387)
Common Stock	$0.0001 par value, 100,000,000 shares	1,387	1,387
	authorized, 13,872,000 issued and outstanding
	at June 30, 2016, and 13,872,000 issued and
	outstanding at December 31, 2015
Accumulated deficit		(268,245)	(145,914)

Total Stockholders' deficit		(266,838)	(144,507)

Total Liabilities and Partner Deficit		$ 52	$ -

The accompanying notes are an integral part of these condensed financial statements

HOVERINK BIOTECHNOLOGIES, INC
FORMERLY KNOWN AS
HOVERINK INTERNATIONAL HOLDINGS, INC.
Statements of Operation

	(Unaudited)	(Unaudited)
	For The Six	For The Six
	Months Ended	Months Ended
	June 30,	June 30,
	2016	2015

Revenue
Services	$ -	$ -

Total Revenue	-	-

Cost of Goods sold	-	-

Gross profit	-	-

Operating Expenses
General and administrative	116,379	35,310
Compensation	-	64,470
Travel and entertainment	5,952	-
Total Operating Expenses	122,331	99,780

Income from operations	(122,331)	(99,780)

Other income (expense)
Interest expense	-	-
Other income
Total other income (expense)	-	-

Net Income	$ (122,331)	$ (99,780)

Basic and diluted net loss per share	$ (0.01)	$ (0.01)

Basic and diluted weighted average common shares
outstanding used in computing net loss per share	13,872,000	13,872,000

The accompanying notes are an integral part of these condensed financial statements

HOVERINK BIOTECHNOLOGIES, INC
FORMERLY KNOWN AS
HOVERINK INTERNATIONAL HOLDINGS, INC.
Statements of Cash Flow

	(Unaudited)	(Unaudited)
	For The Six	For The Six
	Months Ended	Months Ended
	June 30,	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$ (122,331)	$ (99,780)
Adjustments to reconcile net income to net cash used by
operating activities:
Changes in operating assets and liabilities:
Note receivable	(50)
Accounts payable	88,020	482
Notes payable	34,366
Net cash provided by (used in) operating activities	5	(99,298)

Investing Activities:
	-	-
Net cash used in investing activities	-	-

Financing Activities:
Notes Payable		145,673
Net cash provided by (used in) financing activities	-	145,673

NET INCREASE (DECREASE) IN CASH	5	46,375

Cash at beginning of period	(3)	-
Cash at end of period	$ 2	$ 46,375

Supplemental disclosure of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for taxes

Supplemental non-cash investing and financing activities:
Disposal of property to related party	$ -	$ -
Non--cash dividends	$ -	$ -

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

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not yet established a stable ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to sustain operations and the attainment of profitable operations. The Company had an accumulated deficit of $268,246 as of June 30, 2016. These factors, among others, raise substantial doubt as to its ability to continue as a going concern.

In order to continue as a going concern, the Company needs to develop a reliable source of revenues, and achieve a profitable level of operations. During the six months ended June 30, 2016 and 2015 and the year ended December 31, 2015, the Company has been involved primarily with  development of operations and applying to trade in the public market. The Company has continued to organize and structure to meet the needs of shareholders and attract suitable financing.

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

Cash

The Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of June 30, 2016 and December 31, 2015, there were no cash and cash equivalents for the company.

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

Comprehensive Loss

“Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2016, the Company had no items that represented a comprehensive loss and, therefore, did not include a schedule of comprehensive loss in the financial statements.

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at June 30, 2016 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

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

NOTE 6 – SUBSEQUENT EVENTS

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

We have never been profitable and do not expect to be profitable in the foreseeable future. We have not yet submitted any drug candidates for approval by regulatory authorities in the United States or elsewhere. To date, we have devoted most of our financial resources to our corporate overhead and research and development, including our drug discovery research, preclinical development activities and intended clinical trials. We have not generated any revenues from product sales. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for LADAVRU® prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our continuing product development efforts. We anticipate that any such losses could be significant for the next several years. If LADAVRU® or any of our other drug candidates fails in clinical trials or does not gain regulatory approval, or if our drug candidates do not achieve market acceptance, we may never become profitable. As a result of the foregoing, we expect to continue to experience net losses and negative cash flows for the foreseeable future. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders' equity and working capital. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. In addition, our expenses could increase if we are required by the FDA to perform studies or trials in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of any of our drug candidates. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues.

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

Government Regulation

Government authorities in the United States at the federal, state and local levels, and in other countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing, export and import of products such as those we are developing.

 A number of different regulatory agencies may be involved, depending on the product at issue, and the type and stage of activity. These include the FDA, the Drug Enforcement Administration, or DEA, the Centers for Medicare and Medicaid Services, or CMS, other federal agencies, state boards of pharmacy, state controlled substance agencies and more.

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

Disclosure of Clinical Trial Information

Sponsors of clinical trials (other than Phase 1 trials) of FDA-regulated products, including drugs, are required to register and disclose certain clinical trial information. Information related to the product, comparator, patient population, phase of investigation, trial sites and investigators and other aspects of the clinical trial is made public as part of the registration. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of certain trials may be delayed until the new product or new indication being studied has been approved. However, there are evolving rules and increasing requirements for publication of trial-related information, and it is possible that data and other information from trials involving drugs that never garner approval  ould in the future be required to be disclosed. In addition, publication policies of major medical journals mandate certain registration and disclosures as a precondition for potential publication, even when this is not presently mandated as a matter of law. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

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

Further, the failure to maintain compliance with regulatory requirements may result in administrative or judicial actions, such as fines, warning letters, holds on clinical trials, product recalls or seizures,product detention or refusal to permit the import or export of products, refusal to approve pending applications or supplements, restrictions on marketing or manufacturing, injunctions or civil or criminal payments or penalties. From time to time, new legislation is enacted that changes the statutory provisions governing the approval, manufacturing, and marketing of products regulated by the FDA. In addition, FDA regulations and guidance may be revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether further legislative or regulatory or policy changes will occur or be implemented and what the impact of such changes, if any, may be.

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

Physician Payment Sunshine Act

The Physician Payment Sunshine Act requires most pharmaceutical manufacturers to report annually to the Secretary of HHS any and all financial arrangements, payments, or other transfers of value made by that entity to physicians and teaching hospitals. The payment information is made publicly available in a searchable format on a CMS website. Over the next several years, we will need to dedicate significant resources to establish and maintain systems and processes in order to comply with these regulations. Failure to comply with the reporting requirements can result in significant civil monetary penalties. Similar laws have been enacted or are under consideration in foreign jurisdictions, including France which has adopted the Loi Bertrand , or French Sunshine Act, which became effective in 2013.

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

,

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

              Our LADAVRU® milestones occur when we: (1) When our LADAVRU® qualifies for Orphan Drug status, which could entitle us to market exclusivity of up to 7 and 10 years from the date of approval of a New Drug Application (NDA) and Marketing Authorization (MA), in the US and the European Union (EU), respectively. ascertain funding for Structural Engineering and architectural phase. (2 ascertain funding to begin the construction of Hoverink. We must ascertain a suitable amount of capital and believe being publicly traded will greatly assist us in either future debt or equity offerings. Our anticipated expenditures and the expected sources of such funding which all consist of raising funds via the sale of equity or debt. Separately, the FDA may also grant market exclusivity of up to five years for newly approved new chemical entities (of which LADAVRU®  would be one), but there can be no assurance that such exclusivity will be granted or, if granted, for how long

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON’T)

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

Property

Our office and mailing address is Hoverink Biotechnologies, Inc. Hoverink Biotechnologies, Inc.  1801 Century Park E., 24th Floor Los Angeles, California  90067 888-443-4666 email: info@hoverink.net. The space is provided to us by Cyrus Sajna. He incurs noncremental costs as a result of our using the space. Therefore, he does not charge us for its use. There is no written lease agreement.

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

• any sale, transfer, pledge or other disposition of 10% or more of the assets of theubject to certain exceptions, any transaction that results in the issuance or transfer by the corporation of any stock of the corporation to the interested stockholder;

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

Rule 144

        In general, under Rule 144, beginning 90 days after the date of this prospectus, a person who is not deemed to be our affiliate and has not been our affiliate at any time during the three months preceding a sale will be entitled to sell any shares of our common stock that such person has beneficially owned for at least six months, including the holding period of any prior owner other than one of our affiliates, without regard to manner of sale, volume limitations or notice provisions of Rule 144. Sales of our common stock by any such person would be subject to the availability of current public information about us if the sharesto be sold were beneficially owned by such person, including the holding period of any prior owner other than one of our affiliates, for less than one year.

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

Board of Directors

All directors will hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected. Our current directors’ term of office expires on Feb 15, 2018. All officers are appointed annually by the board of directors subject to existing employment agreements will serve at the discretion of the board.

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

Compensation of Executive Officers Summary

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

DESCRIPTION OF CAPITAL STOCK

Introduction

The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001, of which [35,772,000 ] Shares are outstanding as of the date of the registration statement, of which this prospectus is a part.  The Company is also authorized to issue 20,000,000 share of preferred stock, par value $0.0001, of which no shares were outstanding as of the date of the registration statement, of which this prospectus is a part.

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

                We have applied for listing in Mergent, Inc., a leading provider of business and financial information on publicly listed companies, which, once published, will provide Hoverink Biotechnologies, Inc. with “manual” exemptions in approximately 33 states as indicated in CCH Blue Sky Law Desk Reference at Section 6301 entitled “Standard Manuals Exemptions.” Our application was approved by Mergent, Inc.in June 2015.

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

Upon effectiveness of this Prospectus, the Company intends to continue to be deemed a “reporting issuer” under Section 12 of the Exchange Act, as amended, by way of filing a Form 8-A with the SEC. A Form 8-A is a “short form” of registration whereby information about the Company will be incorporated by reference to the Registration Statement on Form S-1, of which this prospectus is a part. Upon filing of the Form 8-A, if done, the Company’s shares of common stock will become “covered securities,” or “federally covered securities” as described in some states’ laws, which means that unless you are an “underwriter” or “dealer,” you will have a “secondary trading” exemption under the laws of most states (and the District of Columbia, Guam, the Virgin Islands and Puerto Rico) to resell the shares of common stock you purchase in this offering. However, four states do impose filing requirements on the Company: Michigan, New Hampshire, Texas and Vermont. The Company may, at its own cost, make the required notice filings in Michigan, New Hampshire, Texas and Vermont immediately after filing its Form 8-A with the SEC.

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

LEGAL MATTERS

Ben Bunker ESQ. The Bunker Law Group, PLLC benbunker@bunkerlawgroup.com T (702) 784-5990  3753 Howard Hughes Parkway, Suite 200

Las Vegas, Nevada 89169 has given his opinion as attorneys-at-law regarding the validity of the issuance of the Shares offered by the Company and whether the shares offered in the Primary Offering and Secondary Offering may be sold pursuant to the prospectus after it becomes effective and while it remains current.

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

We were incorporated in Delaware in July 2013 as Skyrun Acquistion Corporation. Our principal executive offices are located at   1801 Century Park E., 24th Floor Los Angeles, California 90067:866-443-4666. Our website address is in beta at www.hoverinkbiotech.com.

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

 As a result of the Certificate of Change, the Company will be changing its name to “Hoverink Biotechnologies, Inc.” , effective as of September 11, 2017.Although in February, 2015, the members of the Board of Directors has changed as has the control of the Company, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

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

October 12, 2017