Form 10-Q
period 2016-09-30
Hoverink Biotechnologies, Inc.
filed 2017-10-12
CIK 1586494

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016 OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes ☐ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at September 30, 2016
Common stock par value $0.0001	13,872,000

HOVERINK BIOTECHNOLOGIES,INC.
FORMERLY KNOWN AS
HOVERINK INTERNATIONAL HOLDINGS, INC.
Balance Sheets

		(Unaudited)	(Audited)
		For The Three	For The
		Months Ended	Year Ended
		September 30,	December 31,
		2016	2015

ASSETS

Current Assets
Cash and cash equivalents		$ -	$ -
Funds held in trust		-	-

Total Current assets		-	-

Note receivable		50	-

Total assets		$ 50	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank overdraft		$ 79	$ 3
Accounts payable		112,310	24,290
Note payable		154,653	120,214

Total Liabilities		267,043	144,507

Shareholders' Deficit
Additional paid in capital		1,407	1,407
Discount on Common Stock		(1,387)	(1,387)
Common Stock	$0.0001 par value, 100,000,000 shares	1,387	1,387
	authorized, 13,872,000 issued and outstanding
	at March 31, 2015, and 20,000,000 issued and
	outstanding at December 31, 2014
Accumulated deficit		(268,400)	(145,914)

Total Stockholders' deficit		(266,993)	(144,507)

Total Liabilities and Partner Deficit		$ 50	$ -

The accompanying notes are an integral part of these condensed financial statements

HOVERINK BIOTECHNOLOGIES,INC.
FORMERLY KNOWN AS
HOVERINK INTERNATIONAL HOLDINGS, INC.
Statements of Operation

	(Unaudited)	(Unaudited)
	For The Nine	For The Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2016	2015

Revenue
Services	$ -	$ -

Total Revenue	-	-

Cost of Goods sold	-	-

Gross profit	-	-

Operating Expenses
General and administrative	116,533	66,466
Compensation		64,470
Travel and entertainment	5,952	1,905
Total Operating Expenses	122,485	132,841

Income from operations	$ (122,485)	$ (132,841)

Other income (expense)
Interest expense	-	-
Other income
Total other income (expense)	-	-

Net Income	(122,485)	(132,841)

Basic and diluted net loss per share	(0.01)	(0.01)

Basic and diluted weighted average common shares
outstanding used in computing net loss per share	20,000,000	20,000,000

The accompanying notes are an integral part of these condensed financial statements

HOVERINK BIOTECHNOLOGIES,INC.
FORMERLY KNOWN AS
HOVERINK INTERNATIONAL HOLDINGS, INC.
Statements of Cash Flow

	(Unaudited)	(Unaudited)
	For The Nine	For The Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$ (122,485)	$ (132,841)
Adjustments to reconcile net income to net cash used by
operating activities:
Changes in operating assets and liabilities:
Note receivable	(50)	15,988
Accounts payable	88,020
Net cash provided by (used in) operating activities	(34,515)	(116,853)

Investing Activities:

	-	-
Net cash used in investing activities	-	-

Financing Activities:
Notes Payable	34,439	120,214
Net cash provided by (used in) financing activities	34,439	120,214

NET INCREASE (DECREASE) IN CASH	(76)	3,361

Cash at beginning of period	(3)	-
Cash at end of period	$ (79)	$ 3,361

Supplemental disclosure of cash flow information:
Cash paid for interest	$ -
Cash paid for taxes

Supplemental non-cash investing and financing activities:
Disposal of property to related party	$ -	$ -
Non--cash dividends	$ -	$ -

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

Our website address is in beta at www.hoverinkbiotech.yolosite.com. We do not incorporate the information on or accessible through our website into this prospectus, and you should not consider any information contained in, or that can be accessed through, our website as part of the prospectus. ‘

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not yet established a stable ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to sustain operations and the attainment of profitable operations. The Company had an accumulated deficit of $268,400 as of September 30, 2016. These factors, among others, raise substantial doubt as to its ability to continue as a going concern.

In order to continue as a going concern, the Company needs to develop a reliable source of revenues, and achieve a profitable level of operations. During the nine months ended September 30, 2016 and 2015 and the year ended December 31, 2015, the Company has been involved primarily with  development of operations and applying to trade in the public market. The Company has continued to organize and structure to meet the needs of shareholders and attract suitable financing.

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

Cash

The Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of September 30, 2016 and December 31, 2015, there were no cash and cash equivalents for the company.

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at September 30, 2016 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

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

 As a result of the Certificate of Change, the Company will be changing its name to “Hoverink Biotechnologies, Inc.” effective as of September 11, 2017.

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

Market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The specific scope varies, but fundamentally the FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity never previously approved by the FDA either alone or in combination. For a new chemical entity that was issued orphan drug designation, the FDCA provides marketing exclusivity for the “same drug” and “same indication” for a period of seven years. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the compound responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability trials, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages, or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical trials and adequate and wellcontrolled clinical trials necessary to demonstrate safety and effectiveness.

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

The Company

   History

On September 8th, 2017, “Hoverink Biotechnologies, Inc., a Delaware corporation, (the “ Company ”), with the approval of its board of directors and shareholders owning a majority of the Company’s issued and outstanding shares by written consent in lieu of a meeting, filed a Certificate of Change (the “ Certificate of Change ”) with the Secretary of State of Delaware.  As a result of the Certificate of Change, the Company will be changing its name to “Hoverink Biotechnologies, Inc.” , effective as of September 11, 2017. In February 2015, the Company implemented a change of control by issuing shares to new shareholders, redeeming shares of existing shareholders, electing new officers and directors and accepting the resignations of its then existing officers and directors. In connection with the change of control, the shareholders of the Company and its board of directors unanimously approved the change of the Company’s name from Sky Run Acquisition Corporation to Hoverink International Holdings, Inc. Prior to this the company was a shell as defined in Rule 405. The company ceased being a shell as of Feb 15th 2016. We were incorporated in Delaware in July 2013 as Skyrun Acquistion Corporation. Our principal executive offices are located at   1801 Century Park E., 24th Floor Los Angeles, California 90067:866-443-4666 Our website address is in beta at  www.hoverinkbiotech.com.

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

Intellectual Property

Trademark applications

On Fri, 8 Sep 2017 We filed trademark applications covering Hoverink Biotechnologies serial number '87601475' specifically for conducting early evaluations in the field of new pharmaceuticals; consulting services in the fields of biotechnology, pharmaceutical research and development and genetic science, laboratory testing, diagnostics, and pharmacogenetics; development of pharmaceutical preparations and medicines; laboratory research services relating to pharmaceuticals; pharmaceutical products development; research and development in the pharmaceutical and biotechnology fields; research and development of pharmaceuticals for the treatment of age-related diseases, cancer, infectious diseases, mental illnesses, neurodegenerative diseases and LADAVRU ® serial number '87601498' covering Pharmaceutical preparations for the treatment of gastrointestinal and oncological diseases and disorders. We intend to submit patent applications for formulation, synthetic process and reconstitution related to our LADAVRU® drug product candidate, although there is no assurance that we will be successful in obtaining such patent protection. Independently from potential patent protection, we believe LADAVRU® will qualify for Orphan Drug status, which could entitle us to market exclusivity of up to 7 and 10 years from the date of approval of a New Drug Application (NDA) and Marketing Authorization (MA), in the US and the European Union (EU), respectively. However, there can be no assurance that such status will be granted. Separately, the FDA may also grant market exclusivity of up to five years for newly approved new chemical entities (of which LADAVRU®  would be one), but there can be no assurance that such exclusivity will be granted or, if granted, for how long. We are an innovative preclinical biopharmaceutical company committed to the discovery development, manufacturing and commercializing LADAVRU® and biosimilars. The liver is a vital organ that plays an extremely important role in human metabolism and other key physiologic functions. Rare disorders like Cirrhosis, Cirrhosis ascites are associated with the liver, many of which have severe or even fatal consequences for patients, and collectively represent a significant unmet medical need. Our product candidate LADAVRU® focuses on Cancer, Cirrhosis, Cirrhosis ascites, AIDS, and chronic pain, nausea and discomfort associated with chemotherapy; our goals consist of primarily serving readily identifiable patient populations suffering from Cancer, Cirrhosis, Cirrhosis ascites, AIDS, and chronic pain, nausea and discomfort associated with chemotherapy particularly for patients using anthracyclines with the intention of targeting the treatment of relapsed or refractory AML. Anthracyclines are a class of chemotherapy drugs designed to disrupt the DNA of, and eventually destroy, targeted cancer cells. They are the most effective anticancer drugs developed and are used to treat a range of cancers, including leukemias, lymphomas, and breast, stomach, uterine, ovarian, bladder, and lung cancers. The nature of these diseases permits us to leverage highly predictive preclinical models and well-described, and often clinically validated, biomarkers to shorten time to clinical proof of concept.

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

Board of Directors

All directors will hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected. Our current directors’ term of office expires on Feb 15, 2016. All officers are appointed annually by the board of directors subject to existing employment agreements  and will serve at the discretion of the board.

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