Form 10-Q
period 2017-03-31
Hoverink Biotechnologies, Inc.
filed 2017-10-12
CIK 1586494

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017 OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes ☐ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at March 31, 2017
Common stock par value $0.0001	13,872,000

FORMERLLY KNOWN AS
HOVERINK INTERNATIONAL HOLDINGS, INC.
Balance Sheets

		(Unaudited)	(Audited)
		For The Three	For The
		Months Ended	Year Ended
		March 31,	December 31,
		2017	2016

ASSETS

Current Assets
Cash and cash equivalents		$ -	$ -
Funds held in trust		-	-

Total Current assets		-	-

Note receivable		50	50

Total assets		$ 50	$ 50

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable		$ 118,515	$ 118,515
Note payable		154,653	154,653

Total Liabilities		273,169	273,169

Shareholders' Deficit
Additional paid in capital		1,407	1,407
Discount on Common Stock		(1,387)	(1,387)
Common Stock	$0.0001 par value, 100,000,000 shares	1,387	1,387
	authorized, 13,872,000 issued and outstanding
	at March 31, 2015, and 20,000,000 issued and
	outstanding at December 31, 2014
Accumulated deficit		(274,526)	(274,526)

Total Stockholders' deficit		(273,119)	(273,119)

Total Liabilities and Partner Deficit		$ 50	$ 50

The accompanying notes are an integral part of these condensed financial statements

HOVERINK BIOTECHNOLOGIES, INC.
FORMERLLY KNOWN AS
HOVERINK INTERNATIONAL HOLDINGS, INC.
Statements of Operation

	(Unaudited)	(Unaudited)
	For The Three	For The Three
	Months Ended	Months Ended
	March 31,	March 31,
	2017	2016

Revenue
Services	$ -	$ -

Total Revenue	-	-

Cost of Goods sold	-	-

Gross profit	-	-

Operating Expenses
General and administrative	-	49,895
		4,359
Total Operating Expenses	-	54,254

Income from operations	-	(54,254)

Other income (expense)
Interest expense	-	-
Other income
Total other income (expense)	-	-

Net Income	-	(54,254)

Basic and diluted net loss per share	-	(0.00)

Basic and diluted weighted average common shares
outstanding used in computing net loss per share	13,872,000	20,000,000

The accompanying notes are an integral part of these condensed financial statements

HOVERINK BIOTECHNOLOGIES, INC.
FORMERLLY KNOWN AS
HOVERINK INTERNATIONAL HOLDINGS, INC.
Statements of Cash Flow

	(Unaudited)	(Unaudited)
	For The Three	For The Three
	Months Ended	Months Ended
	March 31,	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	-	$ (54,254)
Adjustments to reconcile net income to net cash used by
operating activities:
Changes in operating assets and liabilities:
Accounts payable	-	27,367

Net cash provided by (used in) operating activities	-	(26,886)

Investing Activities:

	-	-
Net cash used in investing activities	-	-

Financing Activities:
Notes Payable	-	43,136
Net cash provided by (used in) financing activities	-	43,136

NET INCREASE (DECREASE) IN CASH	-	16,250

Cash at beginning of period	-	(3)
Cash at end of period	-	$ 16,247

Supplemental disclosure of cash flow information:
Cash paid for interest	$ -
Cash paid for taxes

Supplemental non-cash investing and financing activities:
Disposal of property to related party	$ -	$ -
Non--cash dividends	$ -	$ -

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

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not yet established a stable ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to sustain operations and the attainment of profitable operations. The Company had an accumulated deficit of $274,526 as of March 31, 2017. These factors, among others, raise substantial doubt as to its ability to continue as a going concern.

In order to continue as a going concern, the Company needs to develop a reliable source of revenues, and achieve a profitable level of operations. During the three and nine months ended March 31, 2017 and 2016 and the year ended December 31, 2016, the Company has been involved primarily with  development of operations and applying to trade in the public market. The Company has continued to organize and structure to meet the needs of shareholders and attract suitable financing.

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

Cash

The Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of March 31, 2017 and December 31, 2016, there were no cash and cash equivalents for the company.

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

Comprehensive Loss

“Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2017, the Company had no items that represented a comprehensive loss and, therefore, did not include a schedule of comprehensive loss in the financial statements.

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

Progress reports r safety reports must be submitted to the FDA and to investigators for serious and unexpected suspected adverse events, and certain other purposes. Phase 1, Phase 2 and Phase 3 testing may not be completed successfully within a specified period, if at all. The FDA or the sponsor may suspend a clinical trial at any time for a variety of reasons, including a finding that the healthy volunteers or patients are being exposed to an unacceptable health risk or that the investigational product apparently lacks efficacy. Similarly, an institutional review board can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with applicable requirements or if the drug candidate has been associated with unexpected serious harm to healthy volunteers or patients.

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

Research and development. Research and development expenses consist primarily of:

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

Outstanding Equity Awards at Fiscal Year-End Table

3  of our named executive officers had outstanding stock or option awards as of March 30, 2017 that would be compensatory to the officer. The Company has issued any awards to its named executive officers. The Company and its Board of Directors have issued grant awards as it sees fit to its employees as well as key consultants.

DESCRIPTION OF CAPITAL STOCK

Introduction

The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001, of which [35,772,000`] Shares are outstanding as of the date of the registration statement, of which this prospectus is a part.  The Company is also authorized to issue 20,000,000 share of preferred stock, par value $0.0001, of which no shares were outstanding as of the date of the registration statement, of which this prospectus is a part.

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