Form 10-Q
period 2017-06-30
Hoverink Biotechnologies, Inc.
filed 2017-10-13
CIK 1586494

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549 FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017 OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at June 30. 2017
Common stock par value $0.0001	13,872,000

HOVERINK BIOTECHNOLOGIES, INC.
FORMERLLY KNOWN AS
HOVERINK INTERNATIONAL HOLDINGS, INC.
Balance Sheets

	(Unaudited)	(Audited)
	For The Three	For The
	Months Ended	Year Ended
	June 30,	December 31,
	2017	2016

ASSETS

Current Assets
Cash and cash equivalents	$-	$-
Funds held in trust	-	-

Total Current assets	-	-

Note receivable	50	50

Total assets	$50	$50

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$119,026	$118,515
Note payable	154,653	154,653

Total Liabilities	273,680	273,169

Shareholders' Deficit
Additional paid in capital	1,407	1,407
Discount on Common Stock	(1,387)	(1,387)
Common Stock $0.0001 par value, 100,000,000 shares	1,387	1,387
authorized, 13,872,000 issued and outstanding
at March 31, 2017, and 13,872,000 issued and
outstanding at December 31, 2016
Accumulated deficit	(275,037)	(274,526)

Total Stockholders' deficit	(273,630)	(273,119)

Total Liabilities and Partner Deficit	$50	$50
The accompanying notes are an integral part of these condensed financial statements

HOVERINK BIOTECHNOLOGIES, INC.
FORMERLLY KNOWN AS
HOVERINK INTERNATIONAL HOLDINGS, INC.
Statements of Operation

	(Unaudited)	(Unaudited)
	For The Three	For The Three
	Months Ended	Months Ended
	June 30,	June 30,
	2017	2016

Revenue
Services	$-	$-

Total Revenue	-	-

Cost of Goods sold	-	-

Gross profit	-	-

Operating Expenses
General and administrative	511	116,379
		5,952
Total Operating Expenses	511	122,331

Income from operations	(511)	(122,331)

Other income (expense)
Interest expense	-	-
Other income
Total other income (expense)	-	-

Net Income	$(511)	$(122,331)

Basic and diluted net loss per share	$-	$(0.01)

Basic and diluted weighted average common shares
outstanding used in computing net loss per share	13,872,000	13,872,000

The accompanying notes are an integral part of these condensed financial statements

HOVERINK BIOTECHNOLOGIES, INC.
FORMERLLY KNOWN AS
HOVERINK INTERNATIONAL HOLDINGS, INC.
Statements of Cash Flow

	(Unaudited)	(Unaudited)
	For The Three	For The Three
	Months Ended	Months Ended
	June 30,	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$(511)	$(122,331)
Adjustments to reconcile net income to net cash used by
operating activities:
Changes in operating assets and liabilities:
Note receivable	-	(50)
Accounts payable	511	88,020
Net cash provided by (used in) operating activities	-	(34,361)

Investing Activites:

	-	-
Net cash used in investing activites	-	-

Financing Activities:
Notes Payable	-	34,366
Net cash provided by (used in) financing activities	-	34,366

NET INCREASE (DECREASE) IN CASH	-	5

Cash at beginning of period	-	(3)
Cash at end of period	$-	$2

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes

Supplemental non-cash investing and financing activites:
Disposal of property to related party	$-	$-
Non--cash dividends	$-	$-

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

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not yet established a stable ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to sustain operations and the attainment of profitable operations. The Company had an accumulated deficit of $275,037 as of June 30, 2017. These factors, among others, raise substantial doubt as to its ability to continue as a going concern.

In order to continue as a going concern, the Company needs to develop a reliable source of revenues, and achieve a profitable level of operations. During the six months ended June 30, 2017 and 2016 and the year ended December 31, 2016, the Company has been involved primarily with development of operations and applying to trade in the public market. The Company has continued to organize and structure to meet the needs of shareholders and attract suitable financing.

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

Cash

The Company considers highly liquid financial instruments purchased with a maturity of six months or less to be cash equivalents. As of June 30, 2017 and December 31, 2016, there were no cash and cash equivalents for the company.

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

Comprehensive Loss

“Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2017, the Company had no items that represented a comprehensive loss and, therefore, did not include a schedule of comprehensive loss in the financial statements.

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at June 30, 2017 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

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

●
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
●
unforeseen side effects from any of our product candidate LADAVRU® could arise either during clinical development.
●
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
●
We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We may never achieve or maintain profitability.
●
We depend almost entirely on the success of our lead product candidate, LADAVRU®, which is still in early pre-clinical development. We cannot be certain that we will be able to initiate clinical trials for, successfully complete the clinical development of, obtain regulatory approval for, or successfully commercialize LADAVRU®
●
We will require additional capital to fund our operations. Failure to obtain additional capital may force us to delay, reduce or eliminate our product development efforts or require us to enter into unfavorable financing or licensing terms.
●
Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in this prospectus.
●
Our lead product candidate, LADAVRU®, is designed to be administered with other therapies, which may result in unforeseen side effects or failures in our clinical trials. Additionally, if the other therapies are limited in their commercial availability or removed from the market, we may be unable to successfully complete development and commercialization of our product candidates.
●
We may rely on a number of collaborations with third parties, and if they do not adequately perform their obligations, we may not realize the commercial benefits of these arrangements and our results of operations may be materially harmed.
●
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
●
we have never commercialized any of our drug candidates, including LADAVRU®, and, even if approved, our drug candidates may not be accepted by healthcare providers or healthcare payors; and
●
we may be unable to maintain and protect our intellectual property assets, which could impair the advancement of our pipeline and commercial opportunities.
●
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

●
We are dependent on the principal members of our board and management and will need to recruit a significant number of additional personnel in order to achieve our operating goals. If we are unable to retain and motivate our current executives and advisors or attract and recruit additional personnel, our ability to develop and successfully commercialize our product may be adversely affected.
●
our short-to-medium term prospects depend largely on our ability to develop and commercialize one drug candidate, LADAVRU®, and our ability to generate revenues in the future will depend heavily on the successful development and commercialization of LADAVRU®;
●
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

●
being permitted to present only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced Management’s Discussion and Analysis of Financial Condition and Results of Operations disclosure in this prospectus;
●
not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended;
●
reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and
●
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

We have elected to take advantage of certain reduced disclosure obligations in the registration statement of which this prospectus is a part and may elect to take advantage of other reduced reporting requirements in future filings. As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests

The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. We have irrevocably elected not to avail ourselves of this exemption and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

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

The Company has no revenues to date ..

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

Because the Company is a development-stage company with no operating history, it is impossible for an investor to assess the performance of the Company or to determine whether the Company will meet its projected business plan. The Company has limited financial results upon which an investor may judge its potential. As a company emerging from the development- stage, the Company may in the future experience under- capitalization, shortages, setbacks and many of the problems, delays and expenses encountered by any early stage business. An investor will be required to make an investment decision based solely on the Company management’s history and its projected operations in light of the risks, expenses and uncertainties that may be encountered by engaging in the Company’s industry.

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

●
war, terrorist activities or threats and heightened travel security measures instituted in response to these events;
●
outbreaks of pandemic or contagious diseases or consumers’ concerns relating to potential exposure to contagious diseases;
●
natural disasters, such as hurricanes, fires, earthquakes, tsunamis, tornados, floods and volcanic eruptions and man-made disasters such as the oil spill in the Gulf of Mexico, which may deter travelers from scheduling vacations or cause them to cancel travel or vacation plans;
●
low consumer confidence;
●
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
)The prices at which our common stock will trade; or
i)         The extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

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

–
The basis on which the broker or dealer made the suitability determination, and
–
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

–
Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
–
"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by sales persons;
–
Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
–
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

●
initiate the clinical development of our lead product candidate, LADAVRU® for the treatment of AIDS, various other Cancers and chronic pain, nausea and discomfort associated with chemotherapy and neuropathy;
●
seek to obtain regulatory approvals for LADAVRU®
●
prepare for the clinical trials and potential commercialization of LADAVRU®
●
scale up contracted manufacturing processes and quantities to prepare for clinical trials and the commercialization of LADAVRU® for any indications for which we receive regulatory approval;
●
establish outsourcing of the commercial manufacturing of LADAVRU® for any indications for which we may receive regulatory approval;
●
establish an infrastructure for the sales, marketing and distribution of LADAVRU® for any indications for which we may receive regulatory approval;
●
continue preclinical development of our product candidate LADAVRU® for the treatment of pain;
●
expand our research and development activities and advance the discovery and development programs for other product candidates, including novel combination solutions comprised of our own amplifiers, correctors and potentiators;
●
maintain, expand and protect our intellectual property portfolio;
●
continue our research and development efforts and seek to discover additional product candidates; and
●
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

●
the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more;

●
the last day of the fiscal year following the fifth anniversary of this offering;

●
the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt; or

●
the date on which we are deemed a “large accelerated issuer” as defined under the federal securities laws.

For so long as we remain an emerging growth company, we will not be required to:

●
have an auditor report on our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002;

●
comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis);

●
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

●
include detailed compensation discussion and analysis in our filings under the Securities Exchange Act of 1934, as amended, and instead may provide a reduced level of disclosure concerning executive compensation;

●
may present only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A; and

●
are eligible to claim longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act.

We intend to take advantage of all of these reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act. Our election to use the phase-in periods may make it difficult to compare our financial statements to those of non- emerging growth companies and other emerging growth companies that have opted out of the phase-in periods under §107 of the JOBS Act.

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

Forward-looking statements include, but are not limited to, statements about:

●
our ability to obtain additional funding to develop our product candidate LADAVRU;

●
the need to obtain regulatory approval of our product candidate LADAVRU;

●
the success of our clinical trials through all phases of clinical development of LADAVRU;

●
compliance with obligations under intellectual property licenses with third parties;

●
any delays in regulatory review and approval of product candidate LADAVRU in clinical development;

●
our ability to commercialize our product candidate LADAVRU;

●
market acceptance of our product candidate LADAVRU;

●
competition from existing products or new products that may emerge;

●
potential product liability claims;

●
our dependency on third-party manufacturers to supply or manufacture our product LADAVRU;

●
our ability to establish or maintain collaborations, licensing or other arrangements;

●
our ability and third parties’ abilities to protect intellectual property rights;

●
our ability to adequately support future growth; and

●
our ability to attract and retain key personnel to manage our business effectively.

We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this prospectus in the case of forward- looking statements contained in this prospectus .

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

The process required before a drug may be marketed in the United States generally involves the following :

● completion of preclinical laboratory tests, animal trials and formulation trials conducted according to Good Laboratory Practice, or GLP, requirements, animal welfare laws and other applicable regulations; ● submission to the FDA of an investigational new drug application, or IND, which must become effective before clinical trials, meaning trials in human subjects, may begin in the United States, obtaining similar authorizations in other jurisdictions where clinical research will be conducted and maintaining these authorizations on a continuing basis throughout the time that trials are performed and new data are collected; ● performance of adequate and well-controlled clinical trials according to Good Clinical Practices, or GCP, requirements to demonstrate whether a proposed drug is safe and effective for its intended use; ● preparation and submission to the FDA of a marketing authorization application, such as a new drug application, or NDA, and submitting similar marketing authorization applications in other jurisdictions where commercialization will be pursued; ● satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product will be produced to assess compliance with current good manufacturing practices, or cGMP, requirements to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

●
FDA review and approval of the NDA or other marketing authorization application; and
●
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

Clinical trials typically are conducted in three sequential phases that may overlap or be combined :

●
Phase 1.
The drug initially is introduced into a small number of patients or human volunteers and information is collected pertaining to the drug’s safety, dosage tolerance, absorption, metabolism, distribution and elimination. These trials are designed to determine the metabolism and pharmacologic actions, side effects with increasing doses and if possible, early evidence of effectiveness.

●
Phase 2.
Clinical trials include controlled clinical studies initiated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the effectiveness of the drug candidate for a particular indication in patients with the disease or condition under study, and to determine common short-term side effects and risks associated with the drug.

●
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

Post-Approval Requirements

Any products for which we may receive future FDA approval are subject to continuing regulation by the FDA, including, among other things, recordkeeping requirements, reporting and analysis of adverse experiences with the product, providing the FDA with updated safety, efficacy and quality information, product sampling and distribution requirements, maintaining up-to- date labels, warnings, and contraindications, and complying with promotion and advertising requirements. Products may be promoted only for the approved indications and in accordance with the approved label; products cannot be promoted for unapproved, or off-label, uses, although physicians may prescribe drugs for off-label uses in accordance with the practice of medicine. Manufacturers must continue to comply with cGMP requirements, which are extensive and require considerable time, resources and ongoing investment to ensure compliance. In addition, changes to manufacturing processes often require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. Manufacturers and other entities involved in the manufacturing and distribution of approved products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic inspections for compliance with cGMPs and other laws. FDA and state inspections may identify compliance issues at manufacturing that may disrupt production or distribution or may require substantial resources to correct.

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

●
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
●
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
●
Effective in 2011, PPACA imposed a requirement on manufacturers of branded drugs and biologic agents to provide a 50% discount off the negotiated price of branded drugs dispensed to Medicare Part D patients in the coverage gap ( i.e. , “donut hole”).
●
Effective in 2011, PPACA imposed an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, although this fee would not apply to sales of certain products approved exclusively for orphan indications.
●
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
●
As of 2010, a new Patient-Centered Outcomes Research Institute was established pursuant to PPACA to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. The research conducted by the Patient-Centered Outcomes Research Institute may affect the market for certain pharmaceutical products.
●
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
●
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

The Company

History

On September 8th, 2017, “Hoverink Biotechnologies, Inc., a Delaware corporation, (the “ Company ”), with the approval of its board of directors and shareholders owning a majority of the Company’s issued and outstanding shares by written consent in lieu of a meeting, filed a Certificate of Change (the “ Certificate of Change ”) with the Secretary of State of Delaware. As a result of the Certificate of Change, the Company will be changing its name to “Hoverink Biotechnologies, Inc.” , effective as of September 11, 2017. In February 2015, the Company implemented a change of control by issuing shares to new shareholders, redeeming shares of existing shareholders, electing new officers and directors and accepting the resignations of its then existing officers and directors. In connection with the change of control, the shareholders of the Company and its board of directors unanimously approved the change of the Company’s name from Sky Run Acquisition Corporation to Hoverink International Holdings, Inc. Prior to this the company was a shell as defined in Rule 405. The company ceased being a shell as of Feb 15th 2016. We were incorporated in Delaware in July 2013 as Skyrun Acquistion Corporation. Our principal executive offices are located at 1801 Century Park E., 24th Floor Los Angeles, California 90067:866-443-4666 Our website address is in beta at https://hoverinkbiotech.yolasite.com/

We do not incorporate the information on or accessible through our website into this prospectus, and you should not consider any information contained in, or that can be accessed through, our website as part of this prospectus.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON’T)

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain forward-looking statements. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in “Risk Factors.” We undertake no obligation to publicly update or revise any forward- looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.

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

We believe that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain ..

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

We estimate the amount of work completed through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed- upon fee to be paid for such services. We make significant judgments and estimates in determining the accrued balance in each reporting period. As actual costs become known, we adjust our accrued estimates. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed, the number of patients enrolled and the rate of patient enrollment may vary from our estimates and could result in us reporting amounts that are too high or too low in any particular period. Our accrued expenses are dependent, in part, upon the receipt of timely and accurate reporting from clinical research organizations and other third-party service providers. To date, there have been no material differences from our accrued expenses to actual expenses.

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

●
costs incurred to conduct research, such as the discovery and development of our product candidates;
●
costs related to production of clinical supplies, including fees paid to contract manufacturers;
●
fees paid to clinical consultants, clinical trial sites and vendors, including clinical research organizations in conjunction with implementing and monitoring our clinical trials and acquiring and evaluating clinical trial data, including all related fees, such as patient screening fees, laboratory work and statistical compilation and analysis; and
●
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

About LADAVRU

LADAVRU is a proprietary opioid alternative which is deliverable as an IV injectable, OR solid preparation containing; Mannitol, Citric Acid, and Dronabinol, a cannabinoid designated chemically as (6aR-trans)-6a,7,8,10a-tetrahydro-6,6,9- trimethyl-3-pentyl-6Hdibenzo[b,d]pyran-1-ol or a salt thereof in the solid preparation an active ingredient, 1) Mannitol and (1) an alkaline earth metal salt selected from magnesium aluminometasilicate and calcium silicate. A method of stabilizing the active ingredient, including adding an alkaline earth metal salt selected from magnesium aluminometasilicate and calcium silicate. (2) Citric Acid, Mannitol and Dronabinol, a cannabinoid designated chemically as (6aR-trans)-6a,7,8,10a-tetrahydro-6,6,9- trimethyl-3-pentyl-6H-dibenzo[b,d]pyran-1-ol The liver is a vital organ that plays an extremely important role in human metabolism and other key physiologic functions. Rare disorders like Cirrhosis, Cirrhosis ascites are associated with the liver, many of which have severe or even fatal consequences for patients, and collectively represent a significant unmet medical need. Our product candidate LADAVRU® focuses on Cancer, Cirrhosis, Cirrhosis ascites, AIDS, and chronic pain, nausea and discomfort associated with chemotherapy; our goals consist of primarily serving readily identifiable patient populations suffering from Cancer, Cirrhosis, Cirrhosis ascites, AIDS, and chronic pain, nausea and discomfort associated with chemotherapy particularly for patients using anthracyclines with the intention of targeting the treatment of relapsed or refractory AML. Anthracyclines are a class of chemotherapy drugs designed to disrupt the DNA of, and eventually destroy, targeted cancer cells. They are the most effective anticancer drugs developed and are used to treat a range of cancers, including leukemias, lymphomas, and breast, stomach, uterine, ovarian, bladder, and lung cancers. The most recently published prevalence statistics from the National Cancer Institute reported that the number of people living beyond a cancer diagnosis reached nearly 14.5 million in 2014 and is expected to rise to almost 19 million by 2024. In 2016, an estimated 1,685,210 new cases of cancer will be diagnosed in the United States and 595,690 people will die from the disease. The number of new cases of cancer (cancer incidence) is 454.8 per 100,000 men and women per year (based on 2008-2012 cases). The trend data since that publication would indicate that the prevalence today should still be well below the 200,000 patient limitation for Orphan Drugs, which would permit LADAVRU® for the treatment of chronic pain, nausea and discomfort associated with chemotherapy particularly for patients using anthracyclines with the intention of targeting the treatment of relapsed or refractory AML to qualify for Orphan Drug status. However, we can provide no assurance that we will be successful in obtaining Orphan Drug status for LADAVRU®.

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

Intellectual Property

Trademark applications

On Fri, 8 Sep 2017 we filed trademark applications covering:

 HOVERINK BIOTECHNOLOGIES SERIAL NUMBER '87601475' specifically for conducting early evaluations in the field of new pharmaceuticals; consulting services in the fields of biotechnology, pharmaceutical research and development and genetic science, laboratory testing, diagnostics, and pharmacogenetics; development of pharmaceutical preparations and medicines; laboratory research services relating to pharmaceuticals; pharmaceutical products development; research and development in the pharmaceutical and biotechnology fields; research and development of pharmaceuticals for the treatment of age-related diseases, cancer, infectious diseases, mental illnesses, neurodegenerative diseases and;

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

●
Completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices or other applicable regulations;

●
Submission to the FDA of an Investigational New Drug, or IND, which must become effective before human clinical studies may begin;

●
Performance of adequate and well-controlled human clinical studies according to the FDA’s current good clinical practices (“GCP”), to establish the safety and efficacy of the proposed pharmaceutical product for its intended use;

●
Submission to the FDA of an NDA for a new pharmaceutical product;

●
Satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the pharmaceutical product is produced to assess compliance with the cGMP, to assure that the facilities, methods and controls are adequate to preserve the pharmaceutical product’s identity, strength, quality and purity;

●
Potential FDA audit of the preclinical and clinical study sites that generated the data in support of the NDA; and

●
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

●
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

●
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

●
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

Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of the FDA approval of the use of our pharmaceutical product candidates, some of our products covered by U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved pharmaceutical product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent unless an extension is obtained. The 21.19. Patent and Trademark Office, in consultation with the FDA, reviews and renders a decision on the application for any patent term extension or restoration. In the future, we may be able to apply for extension of patent term for one of our currently licensed patents or any future owned patents to add patent life beyond its current expiration date, depending upon the expected length of the clinical studies and other factors involved in the filing of the relevant NDA.

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

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any pharmaceutical product candidates for which we obtain regulatory approval. In the United States and in markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part upon the availability of reimbursement from third-party payors. Third- party payors include government payors such as Medicare and Medicaid, managed care providers, private health insurers and other organizations. The process for determining whether a payor will provide coverage for a pharmaceutical product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the pharmaceutical product. Third- party payors may limit coverage to specific pharmaceutical products on an approved list, or formulary, which might not, and frequently does not, include all of the FDA-approved pharmaceutical products for a particular indication. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. A payor’s decision to provide coverage for a pharmaceutical product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. In addition, in the United States there is a growing emphasis on comparative effectiveness research, both by private payors and by government agencies. We may need to conduct expensive pharmaco- economic studies in order to demonstrate the medical necessity and cost-effectiveness of LADAVRU®, in addition to the costs required to obtain the FDA approvals. Our pharmaceutical product candidate LADAVRU® may not be considered medically necessary or cost-effective. To the extent other drugs or therapies are found to be more effective than our product LADAVRU®, payors may elect to cover such therapies in lieu of our products and/or reimburse our products at a lower rate.

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

Policies and Procedures for Related Party Transactions

Our board of directors will be responsible for reviewing and approving in advance any related party transaction. This will cover, with certain exceptions set forth in Item 404 of Regulation S- K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $420,000 and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person.

DESCRIPTION OF CAPITAL STOCK

Introduction

The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001, of which 36,772,000 Shares are outstanding as of the date of the registration statement, of which this prospectus is a part. The Company is also authorized to issue 20,000,000 share of preferred stock, par value $0.0001, of which no shares were outstanding as of the date of the registration statement, of which this prospectus is a part.

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

Common Stock

Our certificate of incorporation authorizes the issuance of 100,000,000 shares of common stock. There are 36,772,000 shares of our common stock issued and outstanding at Sept 22, 2017 that is held by 38 shareholders. The holders of our common stock:

–
have equal ratable rights to dividends from funds legally available for payment of dividends when, as and if declared by the board of directors;
–
are entitled to share ratably in all of the assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;
–
do not have preemptive, subscription or conversion rights, or redemption or access to any sinking fund; and
–
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

–
1% of the total number of our common shares then outstanding; or

–
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

–
If we have been a public reporting company for at least 90 days immediately before the sale, then the current public information requirement is satisfied if we have filed all periodic reports (other than Form 8-K) required to be filed under the Exchange Act during the 12 months immediately before the sale (or such shorter period as we have been required to file those reports).

–
If we have not been a public reporting company for at least 90 days immediately before the sale, then the requirement is satisfied if specified types of basic information about us (including our business, management and our financial condition and results of operations) are publicly available.

ever, no assurance can be given as to:

–
the likelihood of a market for our common shares developing,

–
the liquidity of any such market,

–
the ability of the shareholders to sell the shares, or

–
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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements. Such forward-looking statements contained in this prospectus which is a part of our registration statement involve risks and uncertainties, including statements as to:

–
our future operating results;

–
our business prospects;

–
any contractual arrangements and relationships with third parties;

–
the dependence of our future success on the general economy;

–
any possible financings; and

–
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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain forward-looking statements. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in “Risk Factors.” We undertake no obligation to publicly update or revise any forward- looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.

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

We believe that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain ..

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

We estimate the amount of work completed through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed- upon fee to be paid for such services. We make significant judgments and estimates in determining the accrued balance in each reporting period. As actual costs become known, we adjust our accrued estimates. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed, the number of patients enrolled and the rate of patient enrollment may vary from our estimates and could result in us reporting amounts that are too high or too low in any particular period. Our accrued expenses are dependent, in part, upon the receipt of timely and accurate reporting from clinical research organizations and other third-party service providers. To date, there have been no material differences from our accrued expenses to actual expenses.

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

●
costs incurred to conduct research, such as the discovery and development of our product candidates;
●
costs related to production of clinical supplies, including fees paid to contract manufacturers;
●
fees paid to clinical consultants, clinical trial sites and vendors, including clinical research organizations in conjunction with implementing and monitoring our clinical trials and acquiring and evaluating clinical trial data, including all related fees, such as patient screening fees, laboratory work and statistical compilation and analysis; and
●
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

We are an emerging growth company as defined in Section 2(a) (19) of the Securities Act. We will continue to be an emerging growth company until: (I) the last day of our fiscal year during which we had total annual gross revenues of $1,000,000,000 or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act; (iii) the date on which we have, during the previous 3-year period, issued more than $1,000,000,000 in non- convertible debt; or (iv) the date on which we are deemed to be a large accelerated filer, as defined in Section 12b-2 of the Exchange Act.

As an emerging growth company, we are exempt from:

–
Sections 14A(a) and (b) of the Exchange Act, which require companies to hold stockholder advisory votes on executive compensation and golden parachute compensation;

–
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

–
Compliance with new or revised accounting standards until those standards are applicable to private companies;

–
The requirement under Section 404(b) of the Sarbanes-Oxley Act of 2002 to provide auditor attestation of our internal controls and procedures; and

–
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
We expect to utilize common multi-targeted marketing approaches used in the entertainment field, including:

●
Participation at trade shows and conferences to increase awareness
●
Television campaigns (National)
●
Direct mail campaigns to our online subscribers
●
Testimonials from Hover Air Boarders
●
Trade publications
●
Transit Shelters
●
Bus
●
Malls
●
Airports
●
Specta-color
●
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

●
before such date, the board of directors of the corporation approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder;

●
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

●
on or after such date, the business combination is approved by the board of directors and authorized at an annual or special meeting of the stockholders by at least two-thirds of the outstanding voting stock which is not owned by the interested stockholder.

In general, Section 203 defines business combination to include:

●
any merger or consolidation involving the corporation and the interested stockholder;

●
any sale, transfer, pledge or other disposition of 10% or more of the assets of the subject to certain exceptions, any transaction that results in the issuance or transfer by the corporation of any stock of the corporation to the interested stockholder;

●
any transaction involving the corporation that has the effect of increasing the proportionate share of the stock or any class or series of the corporation beneficially owned by the interested stockholder; or

●
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

●
the person is not our affiliate and has not been our affiliate at any time during the preceding three months; and

●
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

●
1% of the number of shares of our common stock then-outstanding, which will equal approximately 454,598 shares immediately after the completion of this offering and

●
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

●
an individual citizen or resident of the United States;

●
a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) created or organized in the United States or under the laws of the United States, any state thereof or the District of Columbia, or any other corporation treated as such;

●
an estate, the income of which is includable in gross income for U.S. federal income tax purposes regardless of its source; or

●
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

●
the gain is effectively connected with a trade or business carried on by the non-U.S. holder within the United States (and, if required by an applicable tax treaty, is attributable to a U.S. permanent establishment of such non-U.S. holder);

●
the non-U.S. holder is an individual and is present in the United States for 183 days or more in the taxable year of disposition and certain other conditions are met; or

●
we are or have been a U.S. real property holding corporation for U.S. federal income tax purposes at any time within the shorter of the five-year period preceding such disposition or such non- U.S. holder's holding period of our common stock.

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

Withholdable Payments to Foreign Financial Entities and Other Foreign Entities

Under the Foreign Account Tax Compliance Act, or FATCA, withholding tax of 30% applies to certain payments to foreign financial institutions, investment funds and certain other non- U.S. persons that fail to comply with certain information reporting and certification requirements pertaining to their direct and indirect U.S. security holders and/or U.S. accountholders and do not otherwise qualify for an exemption. Such payments include dividends with respect to our common stock and, beginning after December 31, 2016, the gross proceeds from the sale or other disposition of our common stock. Prospective investors are encouraged to consult with their own tax advisors regarding the possible implications of FATCA on their investment in our common stock.

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

A code of ethics is a written standard designed to deter wrongdoing and to promote:

–
honest and ethical conduct,
–
full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements,
–
compliance with applicable laws, rules and regulations, the prompt reporting violation of the code, and
–
accountability for adherence to the code.

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

–
the prompt reporting violation of the code, and
–
accountability for adherence to the code.

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

Committees of the Board of Directors

Concurrent with having sufficient members and resources, the Hoverink Biotechnologies, Inc. board of directors will establish an audit committee and a compensation committee. We believe that we will need a minimum of five directors to have effective committee system s . The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls. The compensation committee will manage any stock option plan we may establish and review and recommend compensation arrangements for the officers. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees. See “Executive Compensation” hereinafter.

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

Name and Principal Position	Year	Salary ($)	Option Awards ($) (1)	Total ($)

Debbie Carter, Chief Executive Officer, CFO
	2015	0	----	0
	2016	0	----	0
Cyrus Sajna, Vice President and Chief Operating Officer	2015	0	----	0
	2016	0	----	0
Davidra Sajna, Chairman and President	2015	----	----	----
	2016	----	----	----

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

–
have equal ratable rights to dividends from funds legally available for payment of dividends when, as and if declared by the board of directors;

–
are entitled to share ratably in all of the assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;

–
do not have preemptive, subscription or conversion rights, or redemption or access to any sinking fund; and

–
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

There is no established public market for our common stock, and there can be no assurance that any market will develop in the foreseeable future .

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

–
the basis on which the broker or dealer made the suitability determination, and

–
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

Upon effectiveness of this Prospectus, the Company intends to continue to be deemed a “reporting issuer” under Section 12 ) of the Exchange Act, as amended, by way of filing a Form 8-A with the SEC. A Form 8-A is a “short form” of registration whereby information about the Company will be incorporated by reference to the Registration Statement on Form S-1, of which this prospectus is a part. Upon filing of the Form 8-A, if done, the Company’s shares of common stock will become “covered securities,” or “federally covered securities” as described in some states’ laws, which means that unless you are an “underwriter” or “dealer,” you will have a “secondary trading” exemption under the laws of most states (and the District of Columbia, Guam, the Virgin Islands and Puerto Rico) to resell the shares of common stock you purchase in this offering. However, four states do impose filing requirements on the Company: Michigan, New Hampshire, Texas and Vermont. The Company may, at its own cost, make the required notice filings in Michigan, New Hampshire, Texas and Vermont immediately after filing its Form 8-A with the SEC.

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

The Company issued 1,000,000 shares to W. Neil Gallagher, for consulting services The Company issued 6,900,000 shares to Davidra Nicole Sajna,Chairman, President
The Company issued 6,800,000 shares to Debbie Carter our chief executive officer, and chief financial officer The Company issued 8,200,000 shares to Cyrus Sajna, Vice President
On 9/22/2017 the company entered into a loan for $115,090 This loan matures in 9/22/2022 and can be paid in full at any time before without prepayment penalty.

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

We were incorporated in Delaware in July 2013 as Skyrun Acquistion Corporation. Our principal executive offices are located at 1801 Century Park E., 24th Floor Los Angeles, California 90067:866-443-4666. Our website address is in beta at https://hoverinkbiotech.yolasite.com/

ITEM 5. OTHER INFORMATION

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

HOVERINK BIOTECHNOLOGIES, INC.

October 13, 2017	By:	/s/ Debbie Mae Carter
Debbie Mae Carter
President and Principal Executive Officer Principle Financial Officer