Form 10-Q
period 2017-09-30
Hoverink Biotechnologies, Inc.
filed 2017-10-13
CIK 1586494

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30 2017 OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at September 30. 2017
Common stock par value $0.0001	36,772,000

Hoverink Biotechnologies, Inc.
Formerly Known As
HOVERINK INTERNATIONAL HOLDINGS, INC.
Condensed Statements of Cash Flow

	For The Three	For The Three
	Months Ended	Months Ended
	September 30,	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$(135,856)	$(122,485)
Adjustments to reconcile net income to net cash used by
operating activities:
Common Stock issued for services	2,290	-
Changes in operating assets and liabilities:
Note receivable	-	(50)
Accounts payable	(12,672)	88,020
Accrued Liabilities	31,178	-
Net cash provided by (used in) operating activities	(115,060)	(34,515)

Investing Activites:

	-	-
Net cash used in investing activites	-	-

Financing Activities:
Notes Payable	115,060	34,439
Net cash provided by (used in) financing activities	115,060	34,439

NET INCREASE (DECREASE) IN CASH	-	(76)

Cash at beginning of period	-	(3)
Cash at end of period	$-	$(79)

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes

Supplemental non-cash investing and financing activites:
Disposal of property to related party	$-	$-
Non--cash dividends	$-	$-

The accompanying notes are an integral part of these condensed financial statements

HOVERINK BIOTECHNOLOGIES, INC.
FORMERLLY KNOWN AS
HOVERINK INTERNATIONAL HOLDINGS, INC.
Statements of Operation

	(Unaudited)	(Unaudited)
	For The Three	For The Three
	Months Ended	Months Ended
	September 30,	September 30,
	2017	2016

Revenue
Services	$-	$-

Total Revenue	-	-

Cost of Goods sold	-	-

Gross profit	-	-

Operating Expenses
General and administrative	134,356	116,533
Research and development	1,500
Travel and entertainment	-	5,952
Total Operating Expenses	135,856	122,485

Income from operations	(135,856)	(122,485)

Other income (expense)
Interest expense	-	-
Other income
Total other income (expense)	-	-

Net Income	$(135,856)	$(122,485)

Basic and diluted net loss per share	$(0.01)	$(0.01)

Basic and diluted weighted average common shares
outstanding used in computing net loss per share	13,872,000	13,872,000

The accompanying notes are an integral part of these condensed financial statements

HOVERINK BIOTECHNOLOGIES, INC.
FORMERLLY KNOWN AS
HOVERINK INTERNATIONAL HOLDINGS, INC.
Condensed Balance Sheets

	(Unaudited)	(Audited)
	For The Three	For The
	Months Ended	Year Ended
	September 30,	December 31,
	2017	2016

ASSETS

Current Assets
Cash and cash equivalents	$-	$-
Funds held in trust	-	-

Total Current assets	-	-

Note receivable	50	50

Total assets	$50	$50

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$105,843	$118,515
Accrued Liabilities	31,178	-
Note payable	154,653	154,653

Total Current Liabilities	291,674	273,169

Long Term Liabilties
Note Payable	115,060	-

Total Long Term Liabilities	115,060	-

Total Liabilities	406,734	273,169

Shareholders' Deficit
Additional paid in capital	1,407	1,407
Discount on Common Stock	(1,387)	(1,387)
Common Stock $0.0001 par value, 100,000,000 shares	3,677	1,387
authorized, 36,772,000 issued and outstanding
at March 31, 2017, and 13,872,000 issued and
outstanding at December 31, 2016
Accumulated deficit	(410,381)	(274,526)
Total Stockholders' deficit	(406,684)	(273,119)

Total Liabilities and Partner Deficit	$50	$50

The accompanying notes are an integral part of these condensed financial statements

Notes to Unaudited Condensed Financial Statements

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We are an innovative preclinical biopharmaceutical company committed to the discovery development, manufacturing and commercializing

Our product candidate LADAVRU® focuses on Cancer, Cirrhosis, Cirrhosis ascites, AIDS, and chronic pain, nausea and discomfort associated with chemotherapy; our goals consist of primarily serving readily identifiable patient populations suffering from Cancer, Cirrhosis, Cirrhosis ascites, AIDS, and chronic pain, nausea and discomfort associated with chemotherapy particularly for patients using anthracyclines with the intention of targeting the treatment of relapsed or refractory AML. Anthracyclines are a class of chemotherapy drugs designed to disrupt the DNA of, and eventually destroy, targeted cancer cells. They are the most effective anticancer drugs developed and are used to treat a range of cancers, including leukemias, lymphomas, and breast, stomach, uterine, ovarian, bladder, and lung cancers

LADAVRU is a proprietary opioid alternative which is deliverable as an IV injectable, OR solid preparation containing; Citric Acid, Mannitol and Dronabinol, a cannabinoid designated chemically as (6aR-trans)-6a,7,8,10a-tetrahydro-6,6,9- trimethyl-3-pentyl-6Hdibenzo[b,d]pyran-1-ol or a salt thereof in the solid preparation an active ingredient, 1) Mannitol and (1) an alkaline earth metal salt selected from magnesium aluminometasilicate and calcium silicate. A method of stabilizing the active ingredient, including adding an alkaline earth metal salt selected from magnesium aluminometasilicate and calcium silicate. (2) Citric Acid, Mannitol and Dronabinol, a cannabinoid designated chemically as (6aR-trans)-6a,7,8,10a-tetrahydro-6,6,9- trimethyl-3-pentyl-6H-dibenzo[b,d]pyran-1-ol The liver is a vital organ that plays an extremely important role in human metabolism and other key physiologic functions. Rare disorders like Cirrhosis, Cirrhosis ascites are associated with the liver, many of which have severe or even fatal consequences for patients, and collectively represent a significant unmet medical need.

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

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not yet established a stable ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to sustain operations and the attainment of profitable operations. The Company had an accumulated deficit of $410,381 as of September 30, 2017. These factors, among others, raise substantial doubt as to its ability to continue as a going concern.

In order to continue as a going concern, the Company needs to develop a reliable source of revenues, and achieve a profitable level of operations. During the nine months ended September 30, 2017 and 2016 and the year ended December 31, 2016, the Company has been involved primarily with development of operations and applying to trade in the public market. The Company has continued to organize and structure to meet the needs of shareholders and attract suitable financing.

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

Cash

The Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of September 30, 2017 and December 31, 2016, there were no cash and cash equivalents for the company.

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

Comprehensive Loss

“Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2017, the Company had no items that represented a comprehensive loss and, therefore, did not include a schedule of comprehensive loss in the financial statements.

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at September 30, 2017 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

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

On February 16, 2015, the company issued 13,372,000 shares of its common stock, at par value, as founder shares.

On September 2, 2017, the company issued 1,000,000 shares of its common stock, at par value, to pay consulting fees.

On September 22, 2017, the company issued 21,900,000 shares of its common stock, at par value, to pay consulting fees.

NOTE 4 – RELATED PARTY TRANSACTIONS

On March 31 2015 the company entered into a loan for $150,000 with Cyrus Sajna, a related party. This loan matures on March 31, 2019, bears no interest, and can be paid in full at any time before the penalty deadline. On August 6, 2017 the Company entered into a second loan agreement with Cyrus Sajna for $119,713. The loan matures in one year from the date of issuance, bearing no interest, and be prepaid at any time.

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

About LADAVRU

LADAVRU is a proprietary opioid alternative which is deliverable as an IV injectable, OR solid preparation containing; Citric Acid, Mannitol and Dronabinol, a cannabinoid designated chemically as (6aR-trans)-6a,7,8,10a-tetrahydro-6,6,9- trimethyl-3-pentyl-6Hdibenzo[b,d]pyran-1-ol or a salt thereof in the solid preparation an active ingredient, 1) Mannitol and (1) an alkaline earth metal salt selected from magnesium aluminometasilicate and calcium silicate. A method of stabilizing the active ingredient, including adding an alkaline earth metal salt selected from magnesium aluminometasilicate and calcium silicate. (2) Citric Acid, Mannitol and Dronabinol, a cannabinoid designated chemically as (6aR-trans)-6a,7,8,10a-tetrahydro-6,6,9- trimethyl-3-pentyl-6H-dibenzo[b,d]pyran-1-ol The liver is a vital organ that plays an extremely important role in human metabolism and other key physiologic functions. Rare disorders like Cirrhosis, Cirrhosis ascites are associated with the liver, many of which have severe or even fatal consequences for patients, and collectively represent a significant unmet medical need. Our product candidate LADAVRU® focuses on Cancer, Cirrhosis, Cirrhosis ascites, AIDS, and chronic pain, nausea and discomfort associated with chemotherapy; our goals consist of primarily serving readily identifiable patient populations suffering from Cancer, Cirrhosis, Cirrhosis ascites, AIDS, and chronic pain, nausea and discomfort associated with chemotherapy particularly for patients using anthracyclines with the intention of targeting the treatment of relapsed or refractory AML. Anthracyclines are a class of chemotherapy drugs designed to disrupt the DNA of, and eventually destroy, targeted cancer cells. They are the most effective anticancer drugs developed and are used to treat a range of cancers, including leukemias, lymphomas, and breast, stomach, uterine, ovarian, bladder, and lung cancers.

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

We were incorporated in Delaware in July 2013 as Skyrun Acquistion Corporation. Our principal executive offices are located at 1801 Century Park E., 24th Floor Los Angeles, California 90067:866-443-4666. Our website address is www.hoverinkbiotech.yolosite.com We do not incorporate the information on or accessible through our website into this prospectus, and you should not consider any information contained in, or that can be accessed through, our website as part of this prospectus.

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

● approved.

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

●The basis on which the broker or dealer made the suitability determination, and

●That the broker or dealer received a signed, written agreement from the investor prior to the transaction

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

●
Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

●
"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by sales persons;
●
Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
●
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

The prospectus contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this prospectus, including logos, artwork, and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. Except where the context requires otherwise, in this prospectus “Company,” “Hoverink,” “HRBH” “we,” “us” and “our” refer to “Hoverink Biotechnologies, Inc.”

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

Highlights

Our Drug Candidate LADAVRU®

About LADAVRU

LADAVRU is a proprietary opioid alternative which is deliverable as an IV injectable, OR solid preparation containing; Citric Acid, Mannitol and Dronabinol, a cannabinoid designated chemically as (6aR-trans)-6a,7,8,10a-tetrahydro-6,6,9- trimethyl-3-pentyl-6Hdibenzo[b,d]pyran-1-ol or a salt thereof in the solid preparation an active ingredient, 1) Mannitol and (1) an alkaline earth metal salt selected from magnesium aluminometasilicate and calcium silicate. A method of stabilizing the active ingredient, including adding an alkaline earth metal salt selected from magnesium aluminometasilicate and calcium silicate. (2) Citric Acid, Mannitol and Dronabinol, a cannabinoid designated chemically as (6aR-trans)-6a,7,8,10a-tetrahydro-6,6,9- trimethyl-3-pentyl-6H-dibenzo[b,d]pyran-1-ol The liver is a vital organ that plays an extremely important role in human metabolism and other key physiologic functions. Rare disorders like Cirrhosis, Cirrhosis ascites are associated with the liver, many of which have severe or even fatal consequences for patients, and collectively represent a significant unmet medical need. Our product candidate LADAVRU® focuses on Cancer, Cirrhosis, Cirrhosis ascites, AIDS, and chronic pain, nausea and discomfort associated with chemotherapy; our goals consist of primarily serving readily identifiable patient populations suffering from Cancer, Cirrhosis, Cirrhosis ascites, AIDS, and chronic pain, nausea and discomfort associated with chemotherapy particularly for patients using anthracyclines with the intention of targeting the treatment of relapsed or refractory AML. Anthracyclines are a class of chemotherapy drugs designed to disrupt the DNA of, and eventually destroy, targeted cancer cells. They are the most effective anticancer drugs developed and are used to treat a range of cancers, including leukemias, lymphomas, and breast, stomach, uterine, ovarian, bladder, and lung cancers. We are an innovative preclinical biopharmaceutical company committed to the discovery development, manufacturing and commercializing LADAVRU® and biosimilars. Our product candidate LADAVRU® focuses on Cancer, Cirrhosis, Cirrhosis ascites, AIDS, and chronic pain, nausea and discomfort associated with chemotherapy; our goals consist of primarily serving readily identifiable patient populations suffering from Cancer, Cirrhosis, Cirrhosis ascites, AIDS, and chronic pain, nausea and discomfort associated with chemotherapy particularly for patients using anthracyclines with the intention of targeting the treatment of relapsed or refractory AML. Anthracyclines are a class of chemotherapy drugs designed to disrupt the DNA of, and eventually destroy, targeted cancer cells. They are the most effective anticancer drugs developed and are used to treat a range of cancers, including leukemias, lymphomas, and breast, stomach, uterine, ovarian, bladder, and lung cancers.

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

Intellectual Property

Trademark applications

On Fri, 8 Sep 2017 we filed trademark applications covering:

HOVERINK BIOTECHNOLOGIES ® SERIAL NUMBER '87601475' specifically for conducting early evaluations in the field of new pharmaceuticals; consulting services in the fields of biotechnology, pharmaceutical research and development and genetic science, laboratory testing, diagnostics, and pharmacogenetics; development of pharmaceutical preparations and medicines; laboratory research services relating to pharmaceuticals; pharmaceutical products development; research and development in the pharmaceutical and biotechnology fields; research and development of pharmaceuticals for the treatment of age-related diseases, cancer, infectious diseases, mental illnesses, neurodegenerative diseases and;

LADAVRU ® SERIAL NUMBER '87601498' covering Phar maceutical preparations for the treatment of gastrointestinal and oncological diseases and disorders.

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

●
Potential FDA audit of the preclinical and clinical study sites that generated the data in support of the NDA; and

●
FDA review and approval of the NDA.

The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations require the expenditure of substantial resources and approvals are inherently uncerta

Before testing any compounds with potential therapeutic value in humans, the pharmaceutical product candidate enters the preclinical testing stage.

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

have equal ratable rights to dividends from funds legally available for payment of dividends when, as and if declared by the board of directors;


are entitled to share ratably in all of the assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;

do not have preemptive, subscription or conversion rights, or redemption or access to any sinking fund; and

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

Number of Shares of Common Stock

Percent of Class before Offering (1)

Percent of Class After Offering (2)
Debbie Mae Carter	9,440,000	26.7%	%
Cyrus Sajna & Davidra Nicole Sajna Trust (1) (2)	3,480,000	9%	%
Davidra Nicole Sajna	9,740,000	27.6%	%
William Neil Gallagher	2,960,000	8.4%	%
Victor Sapphire	740,000	2.1%	%
James Mckillop	250,000	*%	%
James Cassidy	250,000	*%	%
Save our Children	200,000	*%	%
Health and Charity Outreach	25,000	*%	%
Cyrus Sajna	8,200,000	23%	%
All Officers and directors as a group (3 persons)	35,285,000	96.8%	%

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


1% of the total number of our common shares then outstanding; or


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

All of the presently outstanding shares of our common stock are "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC has adopted final rules amending Rule 144 which have become effective on August 15, 2008. Pursuant to the new Rule 144, one year must elapse from the time a “shell company,” as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, ceases to be a “shell company” and files a Form 8-K addressing Item 5.06 with such information as may be required in a Form 10 Registration Statement with the SEC, before a restricted shareholder can resell their holdings in reliance on Rule 144. The Form 10 information or disclosure is equivalent to the information that a company would be required to file if it were registering a class of securities on Form 10 under the Exchange Act. Under amended Rule 144, restricted or unrestricted securities that were initially issued by a reporting or non-reporting shell company or a company that was at any time previously a reporting or non-reporting shell company can only be resold in reliance on Rule 144 if the following conditions are met:

) the issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company;

2) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;

) the issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months (or shorter period that the Issuer was required to file such reports and materials), other than Form 8-K reports; and
) at least one year has elapsed from the time the issuer filed the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

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


If we have been a public reporting company for at least 90 days immediately before the sale, then the current public information requirement is satisfied if we have filed all periodic reports (other than Form 8-K) required to be filed under the Exchange Act during the 12 months immediately before the sale (or such shorter period as we have been required to file those reports).


If we have not been a public reporting company for at least 90 days immediately before the sale, then the requirement is satisfied if specified types of basic information about us (including our business, management and our financial condition and results of operations) are publicly available.

ever, no assurance can be given as to:


the likelihood of a market for our common shares developing,


the liquidity of any such market,


the ability of the shareholders to sell the shares, or


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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements. Such forward-looking statements contained in this prospectus which is a part of our registration statement involve risks and uncertainties, including statements as to:


our future operating results;


our business prospects;


any contractual arrangements and relationships with third parties;


the dependence of our future success on the general economy;


any possible financings; and


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


Sections 14A(a) and (b) of the Exchange Act, which require companies to hold stockholder advisory votes on executive compensation and golden parachute compensation;


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


Compliance with new or revised accounting standards until those standards are applicable to private companies;


The requirement under Section 404(b) of the Sarbanes-Oxley Act of 2002 to provide auditor attestation of our internal controls and procedures; and


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

Our Drug Candidates LADAVRU®

About LADAVRU

LADAVRU is a proprietary opioid alternative which is deliverable as an IV injectable, OR solid preparation containing; Citric Acid, Mannitol and Dronabinol, a cannabinoid designated chemically as (6aR-trans)-6a,7,8,10a-tetrahydro-6,6,9- trimethyl-3-pentyl-6Hdibenzo[b,d]pyran-1-ol or a salt thereof in the solid preparation an active ingredient, 1) Mannitol and (1) an alkaline earth metal salt selected from magnesium aluminometasilicate and calcium silicate. A method of stabilizing the active ingredient, including adding an alkaline earth metal salt selected from magnesium aluminometasilicate and calcium silicate. (2) Citric Acid, Mannitol and Dronabinol, a cannabinoid designated chemically as (6aR-trans)-6a,7,8,10a-tetrahydro-6,6,9- trimethyl-3-pentyl-6H-dibenzo[b,d]pyran-1-ol The liver is a vital organ that plays an extremely important role in human metabolism and other key physiologic functions. Rare disorders like Cirrhosis, Cirrhosis ascites are associated with the liver, many of which have severe or even fatal consequences for patients, and collectively represent a significant unmet medical need. Our product candidate LADAVRU® focuses on Cancer, Cirrhosis, Cirrhosis ascites, AIDS, and chronic pain, nausea and discomfort associated with chemotherapy; our goals consist of primarily serving readily identifiable patient populations suffering from Cancer, Cirrhosis, Cirrhosis ascites, AIDS, and chronic pain, nausea and discomfort associated with chemotherapy particularly for patients using anthracyclines with the intention of targeting the treatment of relapsed or refractory AML. Anthracyclines are a class of chemotherapy drugs designed to disrupt the DNA of, and eventually destroy, targeted cancer cells. They are the most effective anticancer drugs developed and are used to treat a range of cancers, including leukemias, lymphomas, and breast, stomach, uterine, ovarian, bladder, and lung cancers.

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

Hoverink Biotechnologies, Inc.may offer shares of its common stock to settle a portion of the professional fees incurred in connection with its registration statement. No negotiations have taken place with any professional and no assurances can be made as to the likelihood that any professional will accept shares in settlement of obligations due them

On March 19th of 2015 the company entered into a loan for $150,000.00 This loan matures in March 31st 2019 and can be paid in full at any time before without prepayment penalty.

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

60

Information reporting and backup withholding generally are not required with respect to the amount of any proceeds from the sale or other disposition of our common stock by a non-U.S. holder outside the United States through a foreign office of a foreign broker that does not have certain specified connections to the United States. However, if a non-U.S. holder sells or otherwise disposes of its shares of common stock through a U.S. broker or the U.S. offices of a foreign broker, the broker will generally be required to report the amount of proceeds paid to the non-U.S. holder to the Internal Revenue Service and also backup withhold on that amount unless such non-U.S. holder provides appropriate certification to the broker of its status as a non-U.S. person (and the payer does not have actual knowledge or reason to know that such holder is a U.S. person) or otherwise establishes an exemption. Information reporting will also apply if a non-
U.S. holder sells its shares of common stock through a foreign broker deriving more than a specified percentage of its income from U.S. sources or having certain other connections to the United States, unless such broker has documentary evidence in its records that such non-U.S. holder is a non-U.S. person (and the payer does not have actual knowledge or reason to know that such holder is a U.S. person) and certain other conditions are met, or such non-U.S. holder otherwise establishes an exemption. Backup withholding is not an additional income tax. Any amounts withheld under the backup withholding rules from a payment to a non-U.S. holder generally can be credited against the non-U.S. holder's U.S. federal income tax liability, if any, or refunded, provided that the required information is furnished to the Internal Revenue Service in a timely manner. Non-U.S. holders should consult their tax advisors regarding the application of the information reporting and backup withholding rules to them.

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

A code of ethics is a written standard designed to deter wrongdoing and to promote:

●
honest and ethical conduct,
●
full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements,
●
compliance with applicable laws, rules and regulations, the prompt reporting violation of the code, and
●
accountability for adherence to the code.

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


the prompt reporting violation of the code, and

accountability for adherence to the code.

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
YearSalary($)

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

Outstanding Equity Awards at Fiscal Year-End Table

3 of our named executive officers had outstanding stock or option awards as of Sept 30, 2017 that would be compensatory to the officer. The Company has issued any awards to its named executive officers. The Company and its Board of Directors have issued grant awards as it sees fit to its employees as well as key consultants.
DESCRIPTION OF CAPITAL STOCK

Introduction

The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001, of which [36,772,000`] Shares are outstanding as of the date of the registration statement, of which this prospectus is a part. The Company is also authorized to issue 20,000,000 share of preferred stock, par value $0.0001, of which no shares were outstanding as of the date of the registration statement, of which this prospectus is a part.

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

Common Stock

Our certificate of incorporation authorizes the issuance of 100,000,000 shares of common stock. There are 36,772,000 shares of our common stock issued and outstanding at June 30, 2017 that is held by 38 shareholders. The holders of our common stock:
●
have equal ratable rights to dividends from funds legally available for payment of dividends when, as and if declared by the board of directors

●
are entitled to share ratably in all of the assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;

●
do not have preemptive, subscription or conversion rights, or redemption or access to any sinking fund; and

●
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

●
the basis on which the broker or dealer made the suitability determination, and

●
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

LEGAL MATTERS

Ben Bunker ESQ. The Bunker Law Group, PLLC benbunker@bunkerlawgroup.com T (702) 784-5990 3753 Howard Hughes Parkway, Suite 200 Las Vegas, Nevada 89169 has given his opinion as attorneys-at-law regarding the validity of the issuance of the Shares offered by the Company and whether the shares offered in the Primary Offering and Secondary Offering may be sold pursuant to its prospectus after it becomes effective and while it remains current.

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

ITEM 6. EXHIBITS

(a) Exhibits

31

32

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 200

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

October 13, 2017