Form 10-K
period 2015-12-31
Hoverink Biotechnologies, Inc.
filed 2017-11-06
CIK 1586494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from      to

Commission File Number 000-55055

Hoverink Biotechnologies, Inc..

(Exact name of registrant specified in its charter)

Delaware	46-3590875
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Hoverink Biotechnologies, Inc.

1801 Century Park East.,

24th Floor

Los Angeles, California 90067

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (866) 443-4666

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Exchange on which Registered
Common	None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer☐	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold: $

As of December 31, 2015 there were 13,872,000 shares of the registrant’s common stock, $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties outlined in this annual report. Any of these items may cause our actual results to differ materially from any forward-looking statement made in this annual report. Forward-looking statements in this annual report include, among others, statements regarding our capital needs, business plans and expectations.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Some of the risks and assumptions include:

•	.our need for additional financing;,

•	our limited operating history;

•	our history of operating losses;

•	our lack of insurance coverage;

•	the competitive environment in which we operate;

•	changes in governmental regulation and administrative practices;

•	our dependence on key personnel;

•	conflicts of interest of our directors and officers;

•	our ability to fully implement our business plan;

•	our ability to effectively manage our growth; and

•	other regulatory, legislative and judicial developments.

We advise the reader that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. The forward-looking statements in this annual report are made as of the date of this annual report and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

AVAILABLE INFORMATION

Hoverink Biotechnologies, Inc. . files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the SEC at the SEC’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also obtain copies of our SEC filings by going to the SEC’s website at http://www.sec.gov.

REFERENCES

As used in this annual report: (i) the terms “we”, “us”, “our” and the “Company” mean Hoverink Biotechnologies, Inc. .; (ii) “SEC” refers to the Securities and Exchange Commission; (iii) “Securities Act” refers to the United States Securities Act of 1933 , as amended; (iv) “Exchange Act” refers to the United States Securities Exchange Act of 1934 , as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

FORM 10-K

For the fiscal year ended December 31, 2017

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Our Strategy

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

•

We must timely collaborate or in- and out-license opportunities. We intend to collaborate or in- and out-license LADAVRU® to biotechnology or pharmaceutical companies for preclinical and clinical development and commercialization. We may initiate the clinical development of our lead product candidate, LADAVRU® for the treatment of AIDS, various other Cancers and chronicpain, nausea and discomfort associated with chemotherapy and neuropathy;

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

Our Drug Candidate

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

Patents and Intellectual Property Rights

We will take the necessary steps to protect our proprietary therapeutic product candidate LADAVRU® by seeking and maintaining domestic and international patents. These may cover our LADAVRU® products and compositions, the methods of use and processes for their manufacture and any other inventions that may be commercially important to the development of our business.

In connection with LADAVRU® , the drug candidate for the treatment of Cancer, Cirrhosis, Cirrhosis ascites, AIDS, and chronic pain, nausea and discomfort associated with chemotherapy particularly for patients using anthracyclines with the intention of targeting the treatment of relapsed or refractory AML Intellectual Property was filed in 2017 as it related to LADAVRU®, and we plan to file international patent applications in 2018.

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

Employees

As of October 17, 2017, we had 3 employees and one management consultants.

Properties

We do not own any properties.

Legal Proceedings

We are not a party to any material pending legal proceeding, arbitration or governmental investigation, and to the best of our knowledge, no such proceedings have been initiated against us.

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

In order to eventually market any of our product candidates in any particular foreign jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a jurisdiction-by-jurisdiction basis regarding safety and efficacy. Approval by FDA in the United States, if obtained, does not ensure approval by regulatory authorities in other countries or jurisdictions. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and costs for us and require additional preclinical studies or clinical trials which could be costly and time-consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. The foreign regulatory approval process involves all of the risks associated with FDA approval. We do not have LADAVRU® or any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of our products will be unrealized.

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

Risks Related To Our Business

We may be exposed to potential risks and significant expenses resulting from a material weakness in our internal controls over our financial reporting

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting. Our management concluded that our internal controls and procedures were not effective to detect the inappropriate application of US GAAP for our most recent fiscal year. We intend to manufacture products through a contract manufacturer. As we develop our business, hire employees and consultants and seek to protect our intellectual property rights, our current design for internal control over financial reporting must be strengthened to enable management to determine that our internal controls are effective for any period, or on an ongoing basis. Accordingly, as we develop our business, such development and growth will necessitate changes to our internal control systems, processes and information systems, all of which will require additional costs and expenses. We expect to incur significant continuing costs, including accounting fees and staffing costs, in order to maintain compliance with the internal control requirements of the Sarbanes-Oxley Act of 2002.

In the future, if we continue to fail to complete the annual Section 404 evaluation in a timely manner, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. A loss of public confidence could directly lead to a significant decrease in the market price of our common stock. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

Any product candidate we manufacture or advance into clinical trials may cause unacceptable adverse events or have other properties that may delay or prevent their regulatory approval or commercialization or limit their commercial potential.

Unacceptable adverse events caused by any of our product candidates that we manufacture or advance into clinical trials could cause us or regulatory authorities to interrupt, delay or halt production or clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications and markets. This, in turn, could prevent us from commercializing the affected product candidate and generating revenues from its sale.

We have not yet completed testing of any of our product candidates including LADAVRU® for the treatment of the indications for which we intend to seek product approval in humans, and we currently do not know the extent of adverse events, if any, that will be observed in patients who receive any of our product candidates. If any of our product candidates cause unacceptable adverse events in clinical trials, we may not be able to obtain regulatory approval or commercialize such product or, if such product candidate is approved for marketing, future adverse events could cause us to withdraw such product from the market

Suspensions or delays in the completion of clinical testing could result in increased costs to us and delay or prevent our ability to complete development of that product or generate product revenues.

Once a clinical trial has begun, patient recruitment and enrollment may be slower than we anticipate. Clinical trials may also be delayed as a result of ambiguous or negative interim results or difficulties in obtaining sufficient quantities of product manufactured in accordance with regulatory requirements and on a timely basis. Further, a clinical trial may be modified, suspended or terminated by us, an IRB, an ethics committee or a data safety monitoring committee overseeing the clinical trial, any clinical trial site with respect to that site, or the FDA or other regulatory authorities due to a number of factors, including:

•	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;
•	inspection of the clinical trial operations or clinical trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;
•	stopping rules contained in the protocol;
•	unforeseen safety issues or any determination that the clinical trial presents unacceptable health risks; and
•	lack of adequate funding to continue the clinical trial.

Changes in regulatory requirements and guidance also may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for re-examination, which may impact the costs, timing and the likelihood of a successful completion of a clinical trial. If we experience delays in the completion of, or if we must suspend or terminate, any clinical trial of any product candidate, our ability to obtain regulatory approval for that product candidate will be delayed and the commercial prospects, if any, for the product candidate may suffer as a result. In addition, any of these factors may also ultimately lead to the denial of regulatory approval of a product candidate.

If our competitors develop treatments for the target indications of our product candidate LADAVRU® that are approved more quickly, marketed more successfully or demonstrated to be more effective than our product candidates, our commercial opportunity will be reduced or eliminated.

We operate in highly competitive segments of the biotechnology and biopharmaceutical markets. We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies, and private and public research institutions. Our product candidates, if successfully manufactured and/or developed and approved, will compete with established therapies, as well as new treatments that may be introduced by our competitors. Many of our competitors have significantly greater financial, product development, manufacturing and marketing resources than us. Large pharmaceutical companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. In addition, many universities and private and public research institutes are active in cancer research, some in direct competition with us. We also may compete with these organizations to recruit management, scientists and clinical development personnel. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. New developments, including the development of other biological and pharmaceutical technologies and methods of treating disease, occur in the pharmaceutical and life sciences industries at a rapid pace. Developments by competitors may render our product candidates obsolete or noncompetitive. We will also face competition from these third parties in recruiting and retaining qualified personnel, establishing clinical trial sites and patient registration for clinical trials and in identifying and in-licensing new product candidates.

Delays in the commencement of our clinical trials could result in increased costs and delay our ability to pursue regulatory approval.

The commencement of clinical trials can be delayed for a variety of reasons, including delays in:

•	obtaining regulatory clearance to commence a clinical trial;
•	identifying, recruiting and training suitable clinical investigators;
•

reaching agreement on acceptable terms with prospective clinical research organizations (“CROs”) and trial sites, the terms of which can be subject to extensive negotiation, may be subject to modification from time to time and may vary significantly among different CROs and trial sites;

•	obtaining sufficient quantities of a product candidate for use in clinical trials;
•	obtaining Investigator Review Board, or IRB, or ethics committee approval to conduct a clinical trial at a prospective site;
•	identifying, recruiting and enrolling patients to participate in a clinical trial; and
•	retaining patients who have initiated a clinical trial but may withdraw due to adverse events from the therapy, insufficient efficacy, fatigue with the clinical trial process or personal issues.

Any delays in the commencement of our clinical trials will delay our ability to pursue regulatory approval for our product candidates. In addition, many of the factors that cause, or lead to, a delay in the commencement of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate.

Because the results of preclinical studies and early clinical trials are not necessarily predictive of future results, any product candidate we advance into clinical trials may not have favorable results in later clinical trials, if any, or receive regulatory approval.

Pharmaceutical development has inherent risk. We will be required to demonstrate through well-controlled clinical trials for our LADAVRU® product candidate. Success in early clinical trials does not mean that later clinical trials will be successful as product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through initial clinical testing. We also may need to conduct additional clinical trials that are not currently anticipated. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. In addition, only a small percentage of drugs under development result in the submission of a New Drug Application or Biologics License Application (“BLA”) to the U.S. Food and Drug Administration (the “FDA”) and even fewer are approved for commercialization

The Company has no revenues to date .

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

We have not paid dividends to date and do not intend to pay any dividends in the near future.

We have never paid dividends on our common stock and presently intend to retain any future earnings to finance the operations of our business. You may never receive any dividends on our shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

The Company maintains its corporate office at 1801 Century Park East., 24th Floor Los Angeles, California 90067 Such office is solely for the purpose of maintaining a physical presence to receive correspondence and it is at no cost.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Holders

As of December 31, 2015, we had 13,872,000 shares of $0.0001 par value common stock issued and outstanding. The Transfer Agent for our common stock is Direct Transfer, LLC. 500 Perimeter Park Dr, Suite D Morrisville, NC 27560. Its telephone number is 919-481-4000

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business and do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will depend upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors considers relevant.

Recent Sales of Unregistered Securities

Since our most recent quarterly report for the period ended Sept 30, 2016, we have had no additional sales of unregistered securities with the following exceptions:

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. This discussion contains certain forward-looking statements that involve risk and uncertainties. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth under the Section entitled "Risk Factors", and other documents we file with the Securities and Exchange Commission. Historical results are not necessarily indicative of future results.

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

Recent Developments

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

Financial Overview

Critical Accounting Policies and Estimates

Our management's discussion and analysis of our financial condition and results of operations is based on our audited financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management's judgments and estimates.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2016 and 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and accounts payable because they are short term in nature.

FASB Accounting Standards Codification (ASC) 820 “ Fair Value Measurements and Disclosures ” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

●

Level 1 : The preferred inputs to valuation efforts are “quoted prices in active markets for identical assets or liabilities,” with the caveat that the reporting entity must have access to that market. Information at this level is based on direct observations of transactions involving the same assets and liabilities, not assumptions, and thus offers superior reliability. However, relatively few items, especially physical assets, actually trade in active markets.

●

Level 2 : FASB acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information. To deal with this shortage of direct data, the board provided a second level of inputs that can be applied in three situations.

●

Level 3 : If inputs from levels 1 and 2 are not available, FASB acknowledges that fair value measures of many assets and liabilities are less precise. The board describes Level 3 inputs as “unobservable,” and limits their use by saying they “shall be used to measure fair value to the extent that observable inputs are not available.” This category allows “for situations in which there is little, if any, market activity for the asset or liability at the measurement date”. Earlier in the standard, FASB explains that “observable inputs” are gathered from sources other than the reporting company and that they are expected to reflect assumptions made by market participants.

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the years ended December 31, 2016 and 2015. The respective carrying value of cash and accounts payable approximated their fair values as they are short term in nature.

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the Statement of Operations. Depending on the features of the derivative financial instrument, we use either the Black-Scholes option-pricing model or a binomial model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Stock Based Compensation Issued to Nonemployees

Common stock issued to non-employees for acquiring goods or providing services is recognized at fair value when the goods are obtained or over the service period. If the award contains performance conditions, the measurement date of the award is the earlier of the date at which a commitment for performance by the non-employee is reached or the date at which performance is reached. A performance commitment is reached when performance by the non-employee is probable because of sufficiently large disincentives for nonperformance.

Research and Development

We expense the cost of research and development as incurred. Research and development expenses comprise costs incurred in funding research and development activities, license fees, and other external costs. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity is performed or when the goods have been received, rather than when payment is made, in accordance with ASC 730, Research and Development

Income Taxes

Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

We apply a more-likely-than-not recognition threshold for all tax uncertainties, which only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of November 30, 2016, we reviewed our tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on us.

Our policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest during the years ended December 31, 2016. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recent accounting pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern that will require management to evaluate whether there are conditions and events that raise substantial doubt about our ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Management will be required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about our ability to continue as a going concern.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments . This new standard clarifies certain aspects of the statement of cash flows, including the classification of debt prepayment or debt extinguishment costs or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees and beneficial interests in securitization transactions. This new standard also clarifies that an entity should determine each separately identifiable source of use within the cash receipts and payments on the basis of the nature of the underlying cash flows. In situations in which cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents (pages F-1 to F-10) form part of the report on the Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

We have not had any disagreements with our accountants or auditors that would need to be disclosed pursuant to Item 304 of Regulation S-K promulgated under the Securities Act of 1933.

We intend to maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer (who is also our acting chief financial officer), as appropriate, to allow timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, management concluded that our disclosure controls and procedures were not effective for the period ended December 31, 2015, due to the following:

1.	Lack of Segregation of Duties: Management is aware that there is a lack of segregation of accounting duties as a result of limited personnel.

2.

Lack of Functioning Audit Committee: We do not have an Audit Committee; our board of directors currently acts as our Audit Committee. We do not have an independent director and out current director is not considered a “Financial Expert,” within the meaning of Section 407 of the Sarbanes-Oxley Act.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and acting principal financial officer and effected by the our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

2.

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

3.

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2016, management has not completed a proper evaluation, risk assessment and monitoring of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management concluded that, during the period covered by this report, that our internal controls and procedures were not effective to detect the inappropriate application of US GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

1.

We lack the necessary corporate accounting resources to maintain adequate segregation of duties. We currently rely heavily our CEO and President, for almost every key financial duty and he has access to materially all of our financial information. Such a lack of segregation of duties is typical in a company with limited resources. Although the Company’s CEO and Board of Directors review the financial statements and would most likely discover any misappropriation of funds, this cannot be assured by the existing system.

2.

We do not have a formal audit committee: our board of directors currently acts as our Audit Committee. We do not have an independent director and our current director is not considered a “Financial Expert,” within the meaning of Section 407 of the Sarbanes-Oxley Act.

3.	The Company did not perform a proper evaluation, risk assessment or monitor their internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Our company’s Management concluded that in light of the material weakness described above, our company did not maintain effective internal control over financial reporting as of December 31, 2016 based on the criteria set forth in the 2013 framework issued by COSO.

Implemented or Planned Remedial Actions in response to the Material Weaknesses

Our management believes the lack of a functioning Audit Committee has not had a material effect on our financial results. Our present management will continue to address our need for additional financial personnel and other independent members for our Board of Directors and identify an “expert” for the Audit Committee to advise other members with regard to accounting and reporting procedures.

We will continue to strive to correct the above noted weakness in internal control once we have adequate funds to do so. When funds become are available, we will be able to appoint a qualified independent director. Appointing a financial expert to serve on our Audit Committee will improve the overall performance of Company’s controls over our financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal year ended November 30, 2016, that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

The Company’s management, including the chief executive officer and acting principal financial officer, do not expect that its disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

ITEM 9B. OTHER INFORMATION

Not Applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information with respect to persons who are serving as directors and officers of the Company. Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.

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

ITEM 11. EXECUTIVE COMPENSATION

Our directors do not receive any stated salary for their services as directors or members of committees of the board of directors, but by resolution of the board, a fixed fee may be allowed for attendance at each meeting. Directors may also serve the Company in other capacities as an officer, agent or otherwise, and may receive compensation for their services in such other capacity. No such fees have been paid to any director since incorporation. Reasonable travel expenses are reimbursed.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2016, certain information regarding the ownership of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our Principal Executive Officer and (iv) all of our executive officers and directors as a group. Beneficial ownership, for purposes of this table, includes options to purchase common stock that are either currently exercisable or will be exercisable within 60 days of the date of this annual report.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We have not entered into consulting agreements with certain management personnel and stockholders for consulting and legal services.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended November 30, 2016 and 2015 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

Marcum LLP	SERVICES	2016	2015
Audit fees		$0	$0
Audit-related fees		0	0
Tax fees		0	0
All other fees		0	0
Total fees		$0	$0

Audit fees and audit related fees represent amounts billed for professional services rendered for the audit of our annual financial statements and the review of our interim financial statements. Before our independent accountants were engaged to render these services, their engagement was approved by our Directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULE

The following exhibits are filed as part of this registration statement. Exhibit numbers correspond to the exhibit requirements of Regulation S-K.

Exhibit No.	Description
3.1	Articles of Incorporation and By-Laws
3.2	Amended Articles of Incorporation dated Sept 8 2017.
3.3	Amended and Restated Bylaws of the Company dated Sept 8 2017.
31	Certification of Principal Executive Officer and Acting Principal Accounting Officer pursuant to Securities Exchange Act of 1934 Rule 13a- 14(a) or 15d-14(a)*
32	Certification of Principal Executive Officer and Acting Principal Accounting Officer pursuant to 18 U.S.C. Section 1350*

[AUDITOR'S REPORT]

HOVERINK BIOTECHNOLOGIES, INC.
Formerly Known As
HOVERINK INTERNATIONAL HOLDINGS, INC.
Balance Sheets

	(Audited)	(Audited)	(Audited)
	For The	For The	For The Nine
	Year Ended	Year Ended	Months Ended
	December 31,	December 31,	September 31,
	2016	2015	2017

ASSETS

Current Assets
Cash and cash equivalents	$50	$-	$-

Total Current assets	50	-

Notes receivable	-	-	50

Total assets	$50	$-	$50

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank overdraft	$-	$3	$-
Accounts payable	118,515	24,290	105,843
Accrued liabilties	-	-	31,178
Note payable-related parties	154,653	120,214	154,653

Total Current Liabilities	273,169	144,507	291,674

Long Term Liabilities
Note payable-related party	-	-	115,060

Total Liabilities	273,169	144,507	406,734

Shareholders' Deficit
Additional paid in capital	1,407	1,407	1,407
Discount on Common Stock	(1,387)	(1,387)	(1,387)
Common Stock $0.0001 par value, 100,000,000 shares authorized, 13,872,000 issued and outstanding at December 31, 2016 and 2015, and 36,772,000 issued and outstanding at September 31, 2017	1,387	1,387	3,677

Accumulated deficit	(274,526)	(145,914)	(410,381)

Total Stockholders' deficit	(273,119)	(144,507)	(406,684)

Total Liabilities and Partner Deficit	$50.00	$-	$50.00

The accompanying notes are an integral part of these condensed financial statements

HOVERINK BIOTECHNOLOGIES, INC.
Formerly Known As
HOVERINK INTERNATIONAL HOLDINGS, INC.
Statements of Operation

	(Audited)	(Audited)	(Audited)
	For The	For The	For The Nine
	Year Ended	Year Ended	Months Ended
	December 31,	December 31,	September 31,
	2016	2015	2017

Revenue
Services	$-	$-

Total Revenue	-	-

Cost of Goods sold	-	-

Gross profit	-	-

Operating Expenses
General and administrative	122,659	142,602	132,856
Travel and entertainment	5,952	1,905	-
Office occupancy	-	-	3,000
Total Operating Expenses	128,611	144,507	135,856

Income from operations	(128,611)	(144,507)	(135,856)

Other income (expense)
Interest expense	-	-
Other income
Total other income (expense)	-	-	-

Net Income	$(128,611)	$(144,507)	$(135,856)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.00)

Basic and diluted weighted average common shares outstanding used in computing net loss per share	13,872,000	13,872,000	36,772,000

The accompanying notes are an integral part of these condensed financial statements

HOVERINK BIOTECHNOLOGIES, INC.
Formerly Known As
HOVERINK INTERNATIONAL HOLDINGS, INC.
Statements of Shareholders' Equity

					Retained
			Additional	Discount on	Earnings	Total
	Common Stock		Paid In	Common	(Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit)	Deficit

Balance - January 1, 2015	20,000,000	$2,000	$-	$(2,000.00)	$-	$-

Redemption of shares	(19,500,000)	(2,000)		2,000		-
Issuance of founder shares	13,266,000	1,376		(1,376)		-
Shares issued for services	106,000	11		(11)		-
Shareholder Contribution			1,407			1,407
Net income, December 31, 2015					(145,914)	(145,914)
						-
Balance - December 31, 2015 (Audited)	13,872,000	$1,387	$1,407	$(1,387)	$(145,914)	$(144,507)

Net income, December 31, 2016					(128,611)	(128,611)

Balance - December 31, 2016 (Audited)	13,872,000	$1,387	$1,407	$(1,387)	$(274,526)	$(273,119)

Shares issued for services	22,900,000	2,290			(2,290)	-
Net income, September 30, 2017					(133,565)	(133,565.00)

Balance - October 30, 2017 (Audited)	36,772,000	$3,677	$1,407	$(1,387)	$(410,381)	$(406,684)

The accompanying notes are an integral part of these condensed financial statements

HOVERINK BIOTECHNOLOGIES, INC.
Formerly Known As
HOVERINK INTERNATIONAL HOLDINGS, INC.
Statements of Cash Flow

	(Audited)	(Audited)	(Audited)
	For The	For The	For The Nine
	Year Ended	Year Ended	Months Ended
	December 31,	December 31,	September 31,
	2016	2015	2017
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	(128,611)	$(144,507)	$(135,856)
Adjustments to reconcile net income to net cash used by
operating activities:
Stock issued for services	-	11	2,290
Changes in operating assets and liabilities:
Notes receivable	(50)	-	-
Accounts payable	94,225	24,290	(12,672)
Accrued liabilities	-	-	31,178
Net cash provided by (used in) operating activities	(34,436)	(120,206)	(115,060)

Investing Activites:

	-	-
Net cash used in investing activites	-	-

Financing Activities:
Notes Payable	34,439	120,214	115,060
Common stock Redemmed		(2,000)
Common stock issued as founder shares		1,376
Discoun on common stock		613

Net cash provided by (used in) financing activities	34,439	120,204	115,060

NET INCREASE (DECREASE) IN CASH	3	(3)	(0)

Cash at beginning of period	(3)	-
Cash at end of period	0	$(3)	$(0)

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements

Hoverink Biotechnologies, Inc.

Notes To The Financial Statements

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

In order to continue as a going concern, the Company needs to develop a reliable source of revenues, and achieve a profitable level of operations. During the nine months ended September 30, 2017 and the year ended December 31, 2016 and 2015, the Company has been involved primarily with development of operations and applying to trade in the public market. The Company has continued to organize and structure to meet the needs of shareholders and attract suitable financing.

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

                 From time to time, we may maintain bank balances in interest bearing accounts in excess of the $250,000 currently insured by the Federal Deposit Insurance Corporation for interest bearing accounts (there is currently no insurance limit for deposits in noninterest bearing accounts). We have not experienced any losses with respect to cash. Management believes our Company is not exposed to any significant credit risk with respect to its cash.

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

Use of Estimates and Assumptions

                  In preparing financial statements in conformity with generally accepted accounting principles in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statement of operations. The accounting estimates that require our significant, difficult, and subjective judgments include:

●	the assessment of recoverability of long lived assets;
●	the valuation of derivative instruments; and
●	the valuation and recognition of share-based compensation.

                  Actual results may differ from those estimates and such differences may be material to the financial statements. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

Fair Value of Financial Instruments

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

• Level I inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 inputs are inputs other than quoted prices included within Level I that are observable for the asset or liability, either directly or indirectly.

•	Level 3 inputs are unobservable inputs for the asset or liability.

The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

Advertising

We expense advertising costs as incurred. During the Year ended December 31, 2016 and 2015 the Company incurred no advertising and promotion expenses. We have no existing arrangements under which we provide or receive advertising services from others for any consideration other than cash.

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

Income Taxes

                The Company utilizes the asset and liability method of accounting for income taxes.  The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. Deferred tax assets are reviewed for recoverability and the Company records a valuation allowance to reduce its deferred tax assets when it is more likely than not that all or some portion of the deferred tax assets will not be recovered.

                In July 2006, the FASB issued guidance that clarified the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Company management believes that it had no material uncertain tax positions at December 31 2016 and 2015 and September 30, 2017.

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

   Concentration of Credit Risk

               The Company maintains its cash with a major financial institution located in the United States of America which it believes to be credit worthy.  Balances are insured by the Federal Deposit Insurance Corporation up to $250,000.  At times, the Company maintains balances in excess of the federally insured limits.

   Risks and Uncertainties

              The Company has a limited operating history and has not generated revenue to date. The Company's business and operations are sensitive to general business and economic conditions in the U.S. and worldwide. These conditions include short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets and the general condition of the U.S. and world economy. A host of factors beyond the Company's control could cause fluctuations in these conditions. Adverse developments in these general business and economic conditions, including recession, downturn or otherwise, and could have a material adverse effect on the Company's financial condition and the results of its operations.

              In addition, the Company will compete with many companies that currently have extensive and well-funded projects, marketing and sales operations as well as extensive human capital. Our company may be unable to compete successfully against these companies. The Company's industry is characterized by rapid changes in technology and market demands. As a result, the Company's products, services, and/or expertise may become obsolete and/or unmarketable. The Company's future success will depend on its ability to adapt to technological advances, anticipate customer and market demands, and enhance our current products and services. Further, the Company's products and services must remain competitive with those of other companies with substantially greater resources.

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

                   In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The amendments in ASU 2014-16 clarifies how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. The amendments in this standard are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We are evaluating the effect, if any; adoption of ASU No. 2014-16 will have on our consolidated financial statements.

                 In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments.  The update provides guidance for how certain cash receipts and cash payments are to be presented on the statement of cash flows.  ASU 2016-15 will be effective for the Company beginning the first quarter of fiscal 2018.  Early adoption is permitted. ASU 2016-15 is to be adopted using the retrospective transition method, unless it is impracticable, in which case it can be applied prospectively as of the earliest practical date. The Company does not expect the adoption of ASU 2016-15 to have a significant impact on the disclosure or cash flow presentation in our consolidated financial statements.

                  In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC Topic 718. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. ASU 2017-09 will be effective for the Company for the fiscal year ended June 30, 2019 and interim reporting periods within that year. Early adoption is permitted. The Company expects the adoption of this guidance will not have a material effect on the Company’s consolidated financial statements.

                   The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 – NOTES PAYABLE-RELATED PARTY

On January 4, 2015, the company borrowed $150,000 from a member of senior management and board member. The note is due in 2019 and bares no interest and can repaid at any time without a penalty. As of the date of this financial statement the balance due is $119,653.

On January 21, 2016, the company borrowed $35,000 from a consultant to the company. The note is due in 2019 and bares no interest and can repaid at any time without a penalty. As of the date of this financial statement the balance due is $35,000.

On August 11, 2017, the company borrowed $115,000 from a member of senior management and board member. The note is due in 2019 and bares no interest and can repaid at any time without a penalty. As of the date of this financial statement the balance due is $115,000.

NOTE 5 – CAPITAL STOCK

The Company’s capitalization is 100,000,000 shares of common stock with a par value of $0.0001 per share. No preferred shares have been authorized.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

On March 31 2015 the company entered into a loan for $150,000 with Cyrus Sajna, a related party. This loan matures on March 31, 2019, bears no interest, and can be paid in full at any time before the penalty deadline.

               On January 21, 2016, the company borrowed $35,000 from a consultant to the company . The note is due in 2019 and bares no interest and can repaid at any time without a penalty. As of the date of this financial statement the balance due is $35,000.

On August 6, 2017 the Company entered into a second loan agreement with Cyrus Sajna for $119,713. The loan matures in one year from the date of issuance, bearing no interest, and be prepaid at any time.

NOTE 7 – INCOME TAXES

                   Our NOL will begin to expire in 2027 for federal and state purposes and could be limited for use under IRC Section 382. We have recorded a valuation allowance against the entire net deferred tax asset balance due because we believe there exists a substantial doubt that we will be able to realize the benefits due to our lack of a history of earnings and due to possible limitations under IRC Section 382.

We file income tax returns in the U.S. and in the state of California with varying statutes of limitations. Our policy is to recognize interest expense and penalties related to income tax matters as a component of our provision for income taxes. There were no accrued interest and penalties associated with uncertain tax positions as of June 30, 2013. All operations are in California and the Company believes it has no tax positions which could more-likely-than not be challenged by tax authorities. We have no unrecognized tax benefits and thus no interest or penalties included in the financial statements.

Net deferred tax assets consist of the following components as of:

	December 31,	December 31,
	2016	2015
Deferred tax assets:
NOL carryover	$274,526	$145,914
Valuation allowance	(274,526)	(145,914)
Net deferred tax asset	$-	$-

The income tax provision is summarized as follows:

	December 31,	December 31,
	2016	2015
Income tax benefit at statutory rate (35%)	$(96,084)	$(51,070)
Valuation allowance	96,084	51,070
	$-	$-

At December 31, 2016, the Company had net operating loss carry forwards of approximately $274 thousand that may be offset against future taxable income through 2027. No tax benefit has been reported in the December 31, 2016 and 2015 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax position have been recorded pursuant to ASC 740. .

.

Hoverink Biotechnologies, Inc.

Formerly Known As

HOVERINK INTERNATIONAL HOLDINGS, INC.

Condensed Statements of Cash Flow

	(Unaudited) For The Nine Months Ended September 30,2017	(Unaudited) For The Nine Months Ended September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(135,856)	$(122,485)
Adjustments to reconcile net income to net cash used by operating activities:
Common stock issued for services	2,290 -
Changes in operating assets and liabilities;
Note receivable	(50)
Accounts payable and accrued liabilities	18,506	88,020
Net cash provided by (used in) operating activities	(115,060)	(34,515)
Investing Activities:
	-
Net cash used in investing activities	-	-
Financing Activities:

Notes Payable	115,060	34,439
Net cash provided by (used in) financing activities	115,060	34,439

NET INCREASE (DECREASE) IN CASH	-	(76)

Cash at beginning of period	-	(3)
Cash at end of period	$-	$(79)

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes

Supplemental non-cash investing and financing activities:
Disposal of property to related party	$-	$-
Non--cash dividends	$-	$-

The accompanying notes are an integral part of these condensed financial statements

Hoverink Biotechnologies, Inc. Formerly Known As HOVERINK INTERNATIONAL HOLDINGS, INC.
Condensed Statements of Operation

	(Unaudited) For The Nine Months Ended September 30, 2017	(Unaudited) For The Nine Months Ended September 30, 2016
Revenue	$-	$-

Operating Expenses
General and administrative	134,356	116,533
Research and development	1,500	-
Travel and entertainment	-	5,592

Total Operating Expenses	135,856	122,485

Income from operations	(135,856)	(122,485)

Other income (expense)
Interest expense	-	-
Other income	-	-
Total other income (expense)	-	-

Net Income	(135,856)	(122,485)

Loss per share-basic and diluted	(0.00)	(0.01)
Weighted average shares outstanding-basic and diluted	36,772,000	13,872,000

The accompanying notes are an integral part of these condensed financial statements

Hoverink Biotechnologies, Inc. Formerly Known A HOVERINK INTERNATIONAL HOLDINGS, INC. Condensed Balance Sheets

	(Unaudited) For The Nine Months Ended September 30, 2017	(Audited) For The Year Ended December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$0	$-

Total Current assets	0	-

Notes receivable	50	50

Total assets	$50	$50

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$105,843	$118,515
Accrued liabilities	31,178	-
Note payable-related party	269,713	154,653

Total Liabilities	406,734	273,169

Shareholders' Deficit
Common Stock $0.0001 par value, 100,000,000 shares authorized, 36,772,000 issued and outstanding at September 30, 2017, and 13,872,000 issued and outstanding at December 31, 2016	3,677	1,387
Additional paid in capital	1,407	1,407
Discount on Common Stock	(1,387)	(1,387)
Accumulated deficit	(410,381)	(274,526)
Total Stockholders' deficit	(406,684)	(273,119)

Total Liabilities and Partner Deficit	$50	$50

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

HOVERINK BIOTECHNOLOGIES, INC.

		By:	/s/ Debbie Mae Carter
Dated:	Nov 3, 2017		Chief Executive Officer

		By:	/s/ Debbie Mae Carter
Principal financial officer

Dated:	Nov 3, 20177

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Debbie Mae Carter	Director	Nov 3, 2017

/s/ Cyrus Sajna	Director	Nov 3, 2017

/s/ Davidra Nicole Sajna	Director	Nov 3, 2017