Form 10-K
period 2016-12-31
Hoverink Biotechnologies, Inc.
filed 2017-11-06
CIK 1586494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from      to

Commission File Number 000-55055

Hoverink Biotechnologies, Inc.

Formerly Known As

Hoverink International Holdings, Inc.

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
		Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold: $

As of December 31, 2016 there were 13,872,000 shares of the registrant’s common stock, $0.0001 par value, outstanding.

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

•     seek to obtain regulatory approvals for LADAVRU®

•     prepare for the clinical trials and potential commercialization of LADAVRU®

•     create manufacturing processes and quantities to prepare for clinical trials and the commercialization of LADAVRU® for any indications for which we receive regulatory approval;

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

Our Development Programs

The following table summarizes our Pre-Clinical development of LADAVRU®.

Product Candidate	Primary Indication	Status
LADAVRU®	Cancer	• Pre-Clinical

	Cirrhosis, Cirrhosis ascites	• Pre-Clinical

	Relapsed Or Refractory AML	• Pre-Clinical

	HIV- AIDS / Chronic Pain	• Pre-Clinical

We hold all commercial rights to LADAVRU® in all geographies

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

We were incorporated in Delaware in July 2013 as Skyrun Acquistion Corporation. Our principal executive offices are located at 1801 Century Park E., 24th Floor Los Angeles, California 90067:866-443-4666. Our website address is https://hoverinkbiotech.yolasite.com/ We do not incorporate the information on or accessible through our website into this prospectus, and you should not consider any information contained in, or that can be accessed through, our website as part of this prospectus.

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

We seek to receive Fast Track Designation for LADAVRU and we may seek Fast Track Designation for some of our other product candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for Fast Track Designation. FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation; we cannot assure you that FDA would decide to grant it.

We may never obtain FDA approval for any of our product candidates in the United States, and even if we do, we may never obtain approval for or commercialize any of our product candidates in any other jurisdiction, which would limit our ability to realize their full market potential.

In order to eventually market any of our product candidates in any particular foreign jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a jurisdiction-by-jurisdiction basis regarding safety and efficacy. Approval by FDA in the United States, if obtained, does not ensure approval by regulatory authorities in other countries or jurisdictions. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and costs for us and require additional preclinical studies or clinical trials which could be costly and time-consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. The foreign regulatory approval process involves all of the risks associated with FDA approval. We do not have LADAVRU® or any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of our products will be unrealized.

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

Cyrus Sajna and Davidra Sajna currently have 45% of the outstanding shares of our Common Stock. Accordingly, Cyrus Sajna and Davidra Sajna will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. While we have no current plans with regard to any takeover, merger, consolidation or sale of substantially all of our assets, the interests of Cyrus Sajna and Davidra Sajna may still differ from the interests of the other stockholders.

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

 The prices at which our common stock will trade; or

(i)

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

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the value of our company could cause you to lose all or part of your investment terms, or at all.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Holders

As of December 31, 2016, we had 13,872,000 shares of $0.0001 par value common stock issued and outstanding. The Transfer Agent for our common stock is Direct Transfer, LLC, 500 Perimeter Park Drive, Suite D Morrisville, NC 27560. Its telephone number is 919-481-4000

.

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

We intend to maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer (who is also our acting chief financial officer), as appropriate, to allow timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, management concluded that our disclosure controls and procedures were not effective for the period ended December 31, 2016, due to the following:

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended December 31, 2016 and 2015 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2016	2015
Audit fees	$2,625	$11,190
Audit-related fees	2,000	2,000
Tax fees	0	0
All other fees	0	0
Total fees	$4,625	$13,190

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

[AUDITORS REPORT]

HOVERINK BIOTECHNOLOGIES, INC.
Formerly Known As
HOVERINK INTERNATIONAL HOLDINGS, INC.
Balance Sheets

	(Audited)	(Audited)
	For The	For The
	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015

ASSETS

Current Assets
Cash and cash equivalents	$50	$-

Total Current assets	50	-

Notes receivable	-	-

Total assets	$50	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank overdraft	$-	$3
Accounts payable	118,515	24,290
Accrued liabilities	-	-
Note payable-related parties	154,653	120,214

Total Current Liabilities	273,169	144,507

Long Term Liabilities
Note payable-related party	-	-

Total Liabilities	273,169	144,507

Shareholders' Deficit
Additional paid in capital	1,407	1,407
Discount on Common Stock	(1,387)	(1,387)
Common Stock $0.0001 par value, 100,000,000 shares authorized, 13,872,000 issued and outstanding at December 31, 2016 and 2015, and 36,772,000 issued and outstanding at September 31, 2017	1,387	1,387
Accumulated deficit	(274,526)	(145,914)

Total Shareholders' deficit	(273,119)	(144,507)

Total Liabilities and Shareholders Equity	$50.00	$-

The accompanying notes are an integral part of these condensed financial statements

HOVERINK BIOTECHNOLOGIES, INC.
Formerly Known As
HOVERINK INTERNATIONAL HOLDINGS, INC.
Statements of Operation

	(Audited)	(Audited)
	For The	For The
	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015

Revenue
Services	$-	$-

Total Revenue	-	-

Cost of Goods sold	-	-

Gross profit	-	-

Operating Expenses
General and administrative	122,659	142,602
Travel and entertainment	5,952	1,905
Office occupancy	-	-
Total Operating Expenses	128,611	144,507

Income from operations	(128,611)	(144,507)

Other income (expense)
Interest expense	-	-
Other income
Total other income (expense)	-	-

Net Income	$(128,611)	$(144,507)

Basic and diluted net loss per share	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding used in computing net loss per share	13,872,000	13,872,000

The accompanying notes are an integral part of these condensed financial statements

HOVERINK BIOTECHNOLOGIES, INC.
Formerly Known As
HOVERINK INTERNATIONAL HOLDINGS, INC.
Statements of Cash Flow

	(Audited)	(Audited)
	For The	For The
	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(128,611)	$(144,507)
Adjustments to reconcile net income to net cash used by operating activities:
Stock issued for services	-	11
Changes in operating assets and liabilities:
Notes receivable	(50)	-
Accounts payable	94,225	24,290
Accrued liabilities	-	-
Net cash provided by (used in) operating activities	(34,436)	(120,206)

Investing Activites:

	-	-
Net cash used in investing activites	-	-

Financing Activities:
Notes Payable	34,439	120,214
Common stock Redeemed		(2,000)
Common stock issued as founder shares		1,376
Discount on common stock		613

Net cash provided by (used in) financing activities	34,439	120,204

NET INCREASE (DECREASE) IN CASH	3	(3)

Cash at beginning of period	(3)	-
Cash at end of period	$0	$(3)

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

We were incorporated in Delaware in July 2013 as Skyrun Acquistion Corporation. Our principal executive offices are located at 1801 Century Park E., 24th Floor Los Angeles, California 90067:866-443-4666

Our website address is in beta at https://hoverinkbiotech.yolasite.com/. We do not incorporate the information on or accessible through our website into this prospectus, and you should not consider any information contained in, or that can be accessed through, our website as part of this prospectus. ‘

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not yet established a stable ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to sustain operations and the attainment of profitable operations. The Company had an accumulated deficit of $274,526 and 145,914 as of December 31, 2016 and 2015, respectively. These factors, among others, raise substantial doubt as to its ability to continue as a going concern.

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

To fund operations for the next twelve months, the Company projects a need for $10,000,000 that will have to be raised through debt or equity.

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

Development Stage Company

The Company is a development stage company, as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915. The Company’s planned principal operations have not fully commenced. Organizational and offering costs are, and will be, expensed as and when they are incurred.

Management plans to seek funding from its shareholders and other qualified investors to pursue its business plan.

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

NOTE 8 – SUBSEQUENT EVENTS

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

HOVERINK BIOTECHNOLOGIES, INC.

		By:	/s/ Debbie Mae Carter
Chief Executive Officer
Dated:	Nov 3, 2017

		By:	/s/ Debbie Mae Carter
Principal financial officer

Dated:	Nov 3, 2017

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE
/s/ Debbie Mae Carter	Director	Nov 3, 2017
/s/ Cyrus Sajna	Director	Nov 3, 2017
/s/ Davidra Nicole Sajna	Director	Nov 3, 2017